Form 10-Q
period 1996-03-30
THERMOLASE CORP
filed 1996-05-06
CIK 901416

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-13104


                             THERMOLASE CORPORATION
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         06-1360302
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   10455 Pacific Center Court
   San Diego, California                                            92121-4339
   (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (617) 622-1000

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
             (2) has been subject to such filing requirements for
             the past 90 days. Yes [ X ]  No [   ]

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at April 26, 1996
         ----------------------------      -----------------------------
         Common Stock, $.01 par value                40,212,881
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 30,  September 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $17,899        $13,146
     Available-for-sale investments,
       at quoted market value (amortized
       cost of $46,918 and $52,281)                    46,959         52,294
     Accounts receivable, less allowances of
       $219 and $256                                    4,830          4,255
     Inventories:
       Raw materials and supplies                       2,166          2,864
       Work in process and finished goods               2,468          2,339
     Prepaid expenses                                     140            186
     Prepaid income taxes                                 832            852
                                                      -------        -------

                                                       75,294         75,936
                                                      -------        -------

   Property and Equipment, at Cost                      7,924          4,975

     Less: Accumulated depreciation and
           amortization                                 1,229            807
                                                      -------        -------

                                                        6,695          4,168
                                                      -------        -------

   Other Assets                                           308            319
                                                      -------        -------

   Cost in Excess of Net Assets of
     Acquired Company                                   8,921          9,040
                                                      -------        -------

                                                      $91,218        $89,463
                                                      =======        =======






                                        2PAGE

                             THERMOLASE CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      March 30, September 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                   $ 2,367      $ 3,405
     Accrued payroll and employee benefits                  582          538
     Accrued income taxes                                   589          412
     Other accrued expenses                               2,321        1,818
     Due to parent company and affiliated companies       3,367        1,072
                                                        -------      -------

                                                          9,226        7,245
                                                        -------      -------

   Shareholders' Investment:
     Common stock, $.01 par value,
       100,000,000 shares authorized;
       40,197,452 and 40,109,772 shares issued              402          401
     Capital in excess of par value                      84,070       84,354
     Accumulated deficit                                 (2,289)      (2,130)
     Treasury stock at cost, 9,371
       and 21,944 shares                                   (232)        (415)
     Net unrealized gain on
       available-for-sale investments                        41            8
                                                        -------      -------

                                                         81,992       82,218
                                                        -------      -------

                                                        $91,218      $89,463
                                                        =======      =======


   The accompanying notes are an integral part of these consolidated financial statements.











                                        3PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------
   Revenues                                             $ 7,020      $ 6,109
                                                        -------      -------

   Costs and Operating Expenses:
     Cost of revenues                                     4,403        3,594
     Selling, general and administrative expenses         2,499        2,115
     Research and development expenses                    1,061          590
                                                        -------      -------

                                                          7,963        6,299
                                                        -------      -------

   Operating Loss                                          (943)        (190)

   Interest Income                                          907          156
                                                        -------      -------

   Loss Before Provision for Income Taxes                   (36)         (34)

   Provision for Income Taxes                                41           12
                                                        -------      -------

   Net Loss                                             $   (77)     $   (46)
                                                        =======      =======

   Loss per Share                                       $     -      $     -
                                                        =======      =======

   Weighted Average Shares                               40,174       37,507
                                                        =======      =======


   The accompanying notes are an integral part of these consolidated financial statements.












                                        4PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                          Six Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands except per share amounts)                  1996         1995
   --------------------------------------------------------------------------
   Revenues                                             $14,420      $11,913
                                                        -------      -------

   Costs and Operating Expenses:
     Cost of revenues                                     9,563        6,884
     Selling, general and administrative expenses         5,098        4,085
     Research and development expenses                    1,586        1,213
                                                        -------      -------

                                                         16,247       12,182
                                                        -------      -------

   Operating Loss                                        (1,827)        (269)

   Interest Income                                        1,845          338
   Loss on Sale of Investments                                -          (41)
                                                        -------      -------

   Income Before Provision for Income Taxes                  18           28

   Provision for Income Taxes                               177           70
                                                        -------      -------

   Net Loss                                             $  (159)     $   (42)
                                                        =======      =======

   Loss per Share                                       $     -      $     -
                                                        =======      =======

   Weighted Average Shares                               40,132       37,506
                                                        =======      =======


   The accompanying notes are an integral part of these consolidated financial statements.












                                        5PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                          Six Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net loss                                           $  (159)     $   (42)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                      552          407
         Provision for losses on accounts receivable          -           61
         Loss on sale of investments                          -           41
         Changes in current accounts, excluding
           the effects of acquisition:
             Accounts receivable                           (575)      (1,604)
             Inventories                                    569       (3,459)
             Other current assets                            46          149
             Accounts payable                            (1,038)           2
             Other current liabilities                    2,670          698
                                                        -------      -------
               Net cash provided by (used in)
                 operating activities                     2,065       (3,747)
                                                        -------      -------
   Investing Activities:
     Acquisition, net of cash acquired                        -         (197)
     Purchases of available-for-sale investments        (29,500)           -
     Proceeds from sale and maturities of
       available-for-sale investments                    34,525        8,659
     Purchases of property and equipment                 (2,949)      (1,442)
     Proceeds from sale of property and equipment             -          125
     Other                                                  363            -
                                                        -------      -------
               Net cash provided by investing
                 activities                               2,439        7,145
                                                        -------      -------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                         249            9
                                                        -------      -------
   Increase in Cash and Cash Equivalents                  4,753        3,407
   Cash and Cash Equivalents at Beginning of Period      13,146           71
                                                        -------      -------
   Cash and Cash Equivalents at End of Period           $17,899      $ 3,478
                                                        =======      =======
   Cash Paid For:
     Income taxes                                       $     6      $    57

   The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                             THERMOLASE CORPORATION

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the six-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Transition Report on Form 10-K for the nine months ended September 30, 1995, filed with the Securities and Exchange Commission.

   2.   Related Party Transaction

        During the six months ended March 30, 1996, the Company purchased 32 laser systems from the Lorad division of Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation, for an aggregate price of $2,240,000.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

        The Company has developed a laser-based system called SoftLight (SM) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial salon (Spa Thira) in La Jolla, California, in October 1995 and treating paying clients beginning in mid-November 1995. In addition, the Company has announced plans to open three new salons. The Company is operating its first spa below maximum capacity as it refines the commercial operating procedures at the center. The Company has also commenced a program to license to doctors the right to perform the Company's patented SoftLight hair-removal procedure. Under the


                                        7PAGE

                             THERMOLASE CORPORATION
   terms of this licensing arrangement, the Company will provide doctors with use of the lasers and will charge them a per-procedure fee, which will vary depending on location treated. The Company also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. (CBI) subsidiary, which manufactures the lotion used in the SoftLight hair-removal process.

   Results of Operations

        In September 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30.

   Three Months Ended March 30, 1996 Compared With Three Months Ended April 1, 1995

        Revenues increased 15% to $7,020,000 in the three months ended March 30, 1996, from $6,109,000 in the three months ended April 1, 1995. The increase in revenues resulted primarily from $667,000 in SoftLight licensing fees from a Japanese joint venture established in January 1996 and revenues from hair-removal services at the Company's first Spa Thira salon. In October 1995, the Company opened its first Spa Thira salon in La Jolla, California. During the three months ended March 30, 1996, the Company collected $839,000 from Spa Thira clients and recognized $413,000 in revenue. Under the current pricing structure, spa clients pay a fixed fee in advance to receive a series of treatments, as necessary. Consequently, the Company defers revenue, which is recognized over the anticipated treatment period. As the Company collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected. Revenues from CBI declined slightly to $5,940,000 for the three months ended March 30, 1996, from $6,109,000 for the three months ended April 1, 1995.

        In January 1996, the Company entered into a joint venture agreement, which is subject to certain conditions, to market its SoftLight system in Japan. The Company currently holds a 50% stake in the joint venture with an option to increase its ownership to 51%. The agreement calls for the Company to receive additional minimum guaranteed payments of $1.3 million during the remainder of fiscal 1996 and $1.0 million in fiscal 1997, subject to certain conditions.

        The gross profit margin in the three months ended March 30, 1996, was 37%, compared with 41% in the three months ended April 1, 1995. The decline is primarily due to lower margins on the sale of skin-care and other personal-care products at CBI due to a shift to higher-volume, lower-margin products. In addition, the decline in the gross profit margin resulted from the early operations of the Spa Thira business, as the Company develops a client base and continues refining its operating procedures, offset in part by the effect of revenues from the Japanese joint venture. As the Company opens additional Spa Thira locations in fiscal 1996, preopening costs will have a negative impact on the gross profit margin.

                                        8PAGE

                             THERMOLASE CORPORATION

   Three Months Ended March 30, 1996 Compared With Three Months Ended April 1, 1995 (continued)

        Selling, general and administrative expenses increased to $2,499,000 in the three months ended March 30, 1996, from $2,115,000 in the three months ended April 1, 1995, primarily due to costs related to setting up a personal-care service organization for Spa Thira, including the hiring of senior management and administrative staff, as well as legal costs associated with filing patents and expanding the Company's hair-removal business domestically and internationally. The Company expects these costs to continue at the current level.

        Research and development expenses increased to $1,061,000 in the three months ended March 30, 1996, compared with $590,000 in the three months ended April 1, 1995, due to increased clinical studies related to laser-based skin rejuvenation, hair removal, and other skin-care services.

        Interest income increased to $907,000 in the three months ended March 30, 1996, from $156,000 in the three months ended April 1, 1995, primarily as a result of interest income earned on invested proceeds from the Company's August 1995 public offering of common stock.

        The effective tax rates in both periods differ from the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired company, incurred in connection with the acquisition of CBI and the impact of CBI's state income taxes.

   Six Months Ended March 30, 1996 Compared With Six Months Ended
   April 1, 1995

        Revenues increased 21% to $14,420,000 in the six months ended March 30, 1996, from $11,913,000 in the six months ended April 1, 1995, primarily due to an increase in demand for the Company's skin-care and other personal-care products, as well as the inclusion of $667,000 in SoftLight licensing fees from the Japanese joint venture and $471,000 of revenues from the Company's first Spa Thira salon.

        The gross profit margin in the six months ended March 30, 1996, was 34%, compared with 42% in the six months ended April 1, 1995. The decline is due to the reasons discussed in the results of operations for the three months ended March 30, 1996.

        Selling, general and administrative expenses increased to $5,098,000 in the six months ended March 30, 1996, from $4,085,000 in the six months ended April 1, 1995, primarily due to costs related to setting up a personal-care service organization for Spa Thira, including the hiring of senior management and administrative staff, as well as legal costs associated with filing patents and expanding the Company's hair-removal business domestically and internationally, offset in part by lower spending at CBI.

        Research and development expenses increased to $1,586,000 in the six months ended March 30, 1996, from $1,213,000 in the six months ended April 1, 1995, due to increased clinical studies related to laser-based skin rejuvenation, hair removal, and other skin-care services.
                                        9PAGE

                             THERMOLASE CORPORATION

   Six Months Ended March 30, 1996 Compared With Six Months Ended
   April 1, 1995 (continued)

        Interest income increased to $1,845,000 in the six months ended March 30, 1996, from $338,000 in the six months ended April 1, 1995, primarily as a result of interest income earned on invested proceeds from the Company's August 1995 public offering of common stock.

        The effective tax rates in both periods differ from the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired company, incurred in connection with the acquisition of CBI, and the impact of CBI's state income taxes.

   Liquidity and Capital Resources

        Working capital was $66,068,000 at March 30, 1996, compared with $68,691,000 at September 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $64,858,000 at March 30, 1996, compared with $65,440,000 at September 30, 1995. Net cash provided by operating activities was $2,065,000 for the six months ended March 30, 1996.

        During the six months ended March 30, 1996, the Company expended $2,949,000 for purchases of property and equipment, which included the purchase of 32 laser systems for an aggregate price of $2,240,000 from the Lorad division of Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation. The Company has committed to purchase additional lasers at an aggregate price of $6,460,000.

        The Company has recently signed leases in Dallas, Beverly Hills, and Denver, where it plans to open additional Spa Thira salons. The Company plans to open additional spas in various parts of the United States during the remainder of calendar 1996 and thereafter. Depending on the size of the salon, each facility will require approximately $1,500,000 to $2,500,000 for such items as leasehold improvements and laser systems. Although the Company has no material commitments for capital expenditures, except as noted above, such expenditures will largely be affected by the number of Spa Thira locations that can be developed during the year. The Company believes its existing resources will be sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        On March 15, 1996, at the Annual Meeting of Shareholders, the shareholders elected ten directors to a one-year term expiring in 1997. The Directors elected at the meeting were: Dr. Carliss Y. Baldwin, Dr. Elias P. Gyftopoulos, Mr. John C. Hansen, Mr. Robert C. Howard, Mr. Paul F. Kelleher, Mr. Anthony J. Pellegrino, Mr. Firooz Rufeh, Dr. Kenneth Y. Tang, Mr. Gary S. Weinstein, and Dr. Nicholas T. Zervas. Dr. Baldwin, Dr. Gyftopoulos, and Mr. Hansen each received 34,625,322 shares voted in favor of his or her election and 5,519 shares voted against. Mr. Howard, Mr. Kelleher, Mr. Pellegrino, Mr. Rufeh, Dr. Tang, Mr. Weinstein, and Dr. Zervas each received 34,625,522 shares voted in favor of his election and 5,319 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.
                                       10PAGE

                             THERMOLASE CORPORATION

   Item 4 - Submission of Matters to a Vote of Security Holders (continued)

        The shareholders also approved two other proposals. The first was a proposal recommended by the Board of Directors to amend the Company's Certificate of Incorporation to increase the Company's authorized common stock from 50 million shares to 100 million shares. This proposal received 34,334,426 shares voted in favor, 281,129 shares voted against, and 15,286 shares abstained. The second proposal was a proposal recommended by the Board of Directors to adopt an employees' stock purchase plan and to reserve 50,000 shares of the Company's common stock and 50,000 shares of the common stock of Thermo Electron Corporation for issuance thereunder. This proposal received 34,009,167 shares voted in favor, 600,518 shares voted against, and 21,156 shares abstained. No broker nonvotes were recorded on either proposal.


   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.



























                                       11PAGE

                             THERMOLASE CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of May 1996.


                                                THERMOLASE CORPORATION



                                                Paul F. Kelleher
                                                --------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                --------------------
                                                John N. Hatsopoulos
                                                Vice President and
                                                Chief Financial Officer

























                                       12PAGE

                             THERMOLASE CORPORATION

                                  Exhibit Index


   Exhibit
   Number           Description of Exhibit                              Page
   -------------------------------------------------------------------------

    27              Financial Data Schedule.