Form 10-Q
period 1996-06-29
THERMOLASE CORP
filed 1996-08-02
CIK 901416

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                  Outstanding at July 26, 1996
         ----------------------------       ----------------------------
         Common Stock, $.01 par value                40,686,963
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                      June 29,  September 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $ 8,675        $13,146
     Available-for-sale investments,
       at quoted market value (amortized
       cost of $52,126 and $52,281)                    51,973         52,294
     Accounts receivable, less allowances of
       $268 and $256                                    3,981          4,255
     Inventories:
       Raw materials and supplies                       1,847          2,864
       Work in process and finished goods               2,085          2,339
     Prepaid expenses                                     248            186
     Prepaid income taxes                                 912            852
                                                      -------        -------

                                                       69,721         75,936
                                                      -------        -------

   Property and Equipment, at Cost (Note 2)            12,298          4,975

     Less: Accumulated depreciation and
           amortization                                 1,497            807
                                                      -------        -------

                                                       10,801          4,168
                                                      -------        -------

   Other Assets (Note 3)                                4,689            319
                                                      -------        -------

   Cost in Excess of Net Assets of
     Acquired Company                                   8,862          9,040
                                                      -------        -------

                                                      $94,073        $89,463
                                                      =======        =======




                                        2PAGE

                             THERMOLASE CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      June 29,  September 30,
   (In thousands except share amounts)                    1996           1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                  $ 2,472       $ 3,405
     Accrued payroll and employee benefits                 787           538
     Accrued income taxes                                  601           412
     Deferred revenue                                      885             -
     Other accrued expenses                              1,740         1,818
     Due to parent company and affiliated companies      7,565         1,072
                                                       -------       -------

                                                        14,050         7,245
                                                       -------       -------

   Shareholders' Investment:
     Common stock, $.01 par value,
       100,000,000 shares authorized;
       40,803,932 and 40,109,772 shares issued             408           401
     Capital in excess of par value                     85,669        84,354
     Accumulated deficit                                (2,311)       (2,130)
     Treasury stock at cost, 117,449
       and 21,944 shares                                (3,645)         (415)
     Net unrealized gain (loss) on
       available-for-sale investments                      (98)            8
                                                       -------       -------

                                                        80,023        82,218
                                                       -------       -------

                                                       $94,073       $89,463
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.





                                        3PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                          Three Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues                                               $ 6,314    $ 5,642
                                                          -------    -------

   Costs and Operating Expenses:
     Cost of revenues                                       4,501      3,527
     Selling, general and administrative expenses           2,128      2,167
     Research and development expenses                        823        816
                                                          -------    -------

                                                            7,452      6,510
                                                          -------    -------

   Operating Loss                                          (1,138)      (868)

   Interest Income                                            881        137
   Gain on Sale of Investments                                115          -
                                                          -------    -------

   Loss Before Income Taxes                                  (142)      (731)

   Income Tax Benefit                                         120        232
                                                          -------    -------

   Net Loss                                               $   (22)   $  (499)
                                                          =======    =======

   Loss per Share                                         $     -    $  (.01)
                                                          =======    =======

   Weighted Average Shares                                 40,460     37,591
                                                          =======    =======


   The accompanying notes are an integral part of these consolidated financial statements.







                                        4PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                           Nine Months Ended
                                                          -------------------
                                                          June 29,    July 1,
   (In thousands except per share amounts)                    1996       1995
   --------------------------------------------------------------------------
   Revenues                                                $20,734   $17,555
                                                           -------   -------

   Costs and Operating Expenses:
     Cost of revenues                                       14,064    10,411
     Selling, general and administrative expenses            7,226     6,252
     Research and development expenses                       2,409     2,029
                                                           -------   -------

                                                            23,699    18,692
                                                           -------   -------

   Operating Loss                                           (2,965)   (1,137)

   Interest Income                                           2,726       475
   Gain (Loss) on Sale of Investments                          115       (41)
                                                           -------   -------

   Loss Before Income Taxes                                   (124)     (703)

   Income Tax (Provision) Benefit                              (57)      162
                                                           -------   -------

   Net Loss                                                $  (181)  $  (541)
                                                           =======   =======

   Loss per Share                                          $     -   $  (.01)
                                                           =======   =======

   Weighted Average Shares                                  40,242    37,534
                                                           =======   =======


   The accompanying notes are an integral part of these consolidated financial statements.




                                        5PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended
                                                          -------------------
                                                          June 29,    July 1,
   (In thousands)                                             1996       1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net loss                                              $  (181)  $  (541)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                         897       613
         Provision for losses on accounts receivable            12       103
         (Gain) loss on sale of investments                   (115)       41
         Changes in current accounts, excluding
           the effects of acquisition:
             Accounts receivable                               262      (641)
             Inventories                                     1,271    (3,404)
             Other current assets                              (64)      (83)
             Accounts payable                                 (933)      (39)
             Other current liabilities                       7,741       (23)
                                                           -------   -------
               Net cash provided by (used in)
                 operating activities                        8,890    (3,974)
                                                           -------   -------
   Investing Activities:
     Acquisition, net of cash acquired                           -      (197)
     Investment in other assets (Note 3)                    (4,400)
     Purchases of available-for-sale investments           (49,500)        -
     Proceeds from sale and maturities of
       available-for-sale investments                       49,140    10,659
     Purchases of property and equipment                    (7,323)   (1,989)
     Proceeds from sale of property and equipment                -       155
     Other                                                     630        60
                                                           -------   -------
               Net cash provided by (used in)
                 investing activities                      (11,453)    8,688
                                                           -------   -------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                          2,590     2,591
     Purchases of Company common stock                      (4,498)        -
                                                           -------   -------
               Net cash provided by (used in)
                 financing activities                       (1,908)    2,591
                                                           -------   -------
   Increase (Decrease) in Cash and Cash Equivalents         (4,471)    7,305
   Cash and Cash Equivalents at Beginning of Period         13,146        71
                                                           -------   -------
   Cash and Cash Equivalents at End of Period              $ 8,675   $ 7,376
                                                           =======   =======

   The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                             THERMOLASE CORPORATION

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and nine-month periods ended June 29, 1996, and July 1, 1995, and the cash flows for the nine-month periods ended June 29, 1996, and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

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

   2.   Related Party Transaction

        During the nine months ended June 29, 1996, the Company purchased 75 laser systems from the Lorad division of Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation, for an aggregate price of $5,250,000.

   3.   Minority Investment and Licensing Agreement

        In June 1996, the Company purchased $4,400,000 of convertible preferred stock of AntiCancer Incorporated (AntiCancer), representing an approximate 10% equity interest in AntiCancer on a fully diluted basis. AntiCancer is a San Diego-based company that is developing a new chemotherapeutic drug for cancer patients, and that is also developing certain technologies that may be relevant to the SoftLight(SM) hair-removal process and other personal-care applications. The Company has the option to purchase for $2,500,000 an additional 5% equity interest in AntiCancer on a fully diluted basis, exercisable at any time before the earlier of June 19, 2011 or AntiCancer's initial public offering of stock. This investment is being accounted for under the cost method of accounting. In addition, the Company has licensed from AntiCancer certain technology related to hair removal, hair coloring, stimulation of hair growth, and suppression of hair growth for an initial fee of $100,000 and up to $1,500,000 in future payments upon the attainment of certain milestones by AntiCancer. The Company will be substantially responsible for development costs incurred after attainment of the specified milestones. In the event that the funded development efforts result in commercially viable products, the Company will pay AntiCancer a royalty based on sales, subject to certain minimum payments.

                                        7PAGE

                             THERMOLASE CORPORATION

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

   Description of Business

        The Company has developed a laser-based system called SoftLight(SM) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial salon (Spa Thira) in La Jolla, California, in October 1995 and treating paying clients beginning in mid-November 1995. In addition, the Company opened a second salon in Dallas, Texas, in June 1996 and has announced plans to open five new salons. The Company is operating its first two spas below maximum capacity as it refines its commercial operating procedures. The Company has also commenced a program to license to doctors the right to perform the Company's patented SoftLight hair-removal procedure. Under the terms of this licensing arrangement, the Company provides doctors with use of the lasers and charges them a per-procedure fee, which varies depending on location treated. The Company also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. (CBI) subsidiary, which manufactures the lotion used in the SoftLight hair-removal process.

   Results of Operations

        In September 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30.

   Three Months Ended June 29, 1996, Compared With Three Months Ended
   July 1, 1995

        Revenues increased 12% to $6,314,000 in the three months ended June 29, 1996, from $5,642,000 in the three months ended July 1, 1995, primarily due to the inclusion of $763,000 in revenues from hair-removal services at the Company's first two Spa Thira salons and $667,000 in SoftLight licensing fees from a Japanese joint venture established in January 1996, offset in part by a decrease in revenues at CBI to $4,822,000 in the three months ended June 29, 1996, from $5,642,000 in the three months ended July 1, 1995. The decrease in revenues at CBI results from lower demand as CBI shifts its distribution toward larger retailers, which have a slower buying cycle, and increased competition. The Company expects that CBI's revenues will continue to decline in the fourth quarter of fiscal 1996 based on lower bookings. The Company estimates that CBI will continue to represent a smaller portion of total revenues as revenues from hair-removal services increase.
                                        8PAGE

                             THERMOLASE CORPORATION

   Three Months Ended June 29, 1996, Compared With Three Months Ended July 1, 1995 (continued)

        In October 1995 and June 1996, the Company opened its first two Spa Thira salons in La Jolla, California, and Dallas, Texas, respectively. During the three months ended June 29, 1996, the Company collected $991,000 from Spa Thira clients and recognized $763,000 in revenue, including previously deferred revenue from client payments made in prior quarters. Under the current pricing structure, the majority of spa clients pay a fixed fee in advance to receive a series of treatments, as necessary. Consequently, the Company defers revenue related to such payments, which is recognized over the anticipated treatment period. As the Company collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected.

        In January 1996, the Company entered into a joint venture agreement, which is subject to certain conditions, to market its SoftLight system in Japan. The Company currently holds a 50% stake in the joint venture with an option to increase its ownership to 51%. The agreement calls for the Company to receive additional minimum guaranteed payments of $667,000 during the remainder of fiscal 1996 and $1,000,000 in fiscal 1997, subject to certain conditions.

        The gross profit margin in the three months ended June 29, 1996, was 29%, compared with 37% in the three months ended July 1, 1995. The decline is primarily due to lower margins on the sale of skin-care and other personal-care products at CBI due to a reduction in revenues and a shift to lower-margin products. In addition, the decline in the gross profit margin resulted from the early operations of the Spa Thira business, as the Company develops a client base and continues refining its operating procedures, offset in part by the effect of revenues from the Japanese joint venture. As the Company opens additional Spa Thira locations in fiscal 1996 and fiscal 1997, preopening costs will have a negative impact on the gross profit margin.

        Selling, general and administrative expenses decreased slightly to $2,128,000 in the three months ended June 29, 1996, from $2,167,000 in the three months ended July 1, 1995. The decrease resulted from the Company's effort to control costs at CBI, offset in part by costs related to setting up a personal-care service organization for Spa Thira, including the hiring of senior management and administrative staff, as well as legal costs associated with filing patents and expanding the Company's hair-removal business domestically and internationally. The Company expects these costs to continue at approximately the current level. Research and development expenses increased slightly to $823,000 in the three months ended June 29, 1996 from $816,000 in the three months ended July 1, 1995.

        Interest income increased to $881,000 in the three months ended June 29, 1996, from $137,000 in the three months ended July 1, 1995, primarily as a result of interest income earned on invested proceeds from the Company's August 1995 public offering of common stock.

                                        9PAGE

                             THERMOLASE CORPORATION

   Three Months Ended June 29, 1996, Compared With Three Months Ended July 1, 1995 (continued)

        The effective tax rates in both periods differ from the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired company, incurred in connection with the acquisition of CBI, and the impact of state income taxes.

   Nine Months Ended June 29, 1996, Compared With Nine Months Ended
   July 1, 1995

        Revenues increased 18% to $20,734,000 in the nine months ended June 29, 1996, from $17,555,000 in the nine months ended July 1, 1995, primarily due to the inclusion of $1,334,000 in SoftLight licensing fees from the Company's Japanese joint venture and $1,234,000 of revenues from the Company's first two Spa Thira salons.

        The gross profit margin in the nine months ended June 29, 1996, was 32%, compared with 41% in the nine months ended July 1, 1995. The decline is due to the reasons discussed in the results of operations for the three months ended June 29, 1996.

        Selling, general and administrative expenses increased to $7,226,000 in the nine months ended June 29, 1996, from $6,252,000 in the nine months ended July 1, 1995, primarily due to costs related to setting up a personal-care service organization for Spa Thira, including the hiring of senior management and administrative staff, as well as legal costs associated with filing patents and expanding the Company's hair-removal business domestically and internationally, offset in part by lower spending at CBI.

        Research and development expenses increased to $2,409,000 in the nine months ended June 29, 1996, from $2,029,000 in the nine months ended July 1, 1995, due to increased clinical studies related to laser-based skin rejuvenation, hair removal, and other skin-care services.

        Interest income increased to $2,726,000 in the nine months ended June 29, 1996, from $475,000 in the nine months ended July 1, 1995, primarily as a result of interest income earned on invested proceeds from the Company's August 1995 public offering of common stock.

        The effective tax rates in both periods differ from the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired company, incurred in connection with the acquisition of CBI, and the impact of state income taxes.

   Liquidity and Capital Resources

        Working capital was $55,671,000 at June 29, 1996, compared with $68,691,000 at September 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $60,648,000 at June 29, 1996, compared with $65,440,000 at September 30, 1995. Net cash provided by operating activities was $8,890,000 for the nine months ended

                                       10PAGE

                             THERMOLASE CORPORATION

   June 29, 1996. Other current liabilities increased by $7,741,000 primarily due to federal income tax withholdings related to the exercise of stock options by employees and the purchase of laser systems.

        During the nine months ended June 29, 1996, the Company expended $7,323,000 for purchases of property and equipment, which included the purchase of 75 laser systems for an aggregate price of $5,250,000 from the Lorad division of Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation. The Company has committed to purchase additional lasers at an aggregate price of $5,416,000.

        During the nine months ended June 29, 1996, the Company expended $4,400,000 for an approximate 10% equity interest in AntiCancer Incorporated (AntiCancer). Pursuant to a licensing agreement entered into with AntiCancer, the Company paid a $100,000 licensing fee during the nine months ended June 29, 1996, and will pay up to $1,500,000 upon the achievement of certain milestones by AntiCancer. In addition, the Company is substantially responsible for development costs incurred after the attainment of the specified milestones (Note 3).

        The Company has signed leases in Beverly Hills, Denver, Detroit, Houston, and Boca Raton where it plans to open additional Spa Thira salons. The Company plans to open additional spas in various parts of the United States during the remainder of calendar 1996 and thereafter. Depending on the size of the salon, each facility will require approximately $1,500,000 to $2,500,000 for such items as leasehold improvements and laser systems. In addition, the Company expects to expend between $5,000,000 and $7,000,000 during the remainder of fiscal 1996 and fiscal 1997 for equipment related to its program to license doctors the right to perform hair-removal services. Although the Company has no material commitments for capital expenditures, except as noted above, such expenditures will largely be affected by the number of Spa Thira locations that can be developed and the number of doctors engaged in the licensing program. The Company believes its existing resources will be sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 5 - Other Information

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

                                       11PAGE

                             THERMOLASE CORPORATION

        Need for Continued Product Development. Although the Company received FDA clearance in April 1995 to commercially market the SoftLight process, the Company is continuing its development of the process. The clinical trials performed during the second half of 1994 to collect the data necessary to support the Company's application to the FDA demonstrated that the SoftLight process is effective at removing hair; however, these trials included a limited number of subjects. The Company is continuing to study the SoftLight process to better understand the effects of the system and to optimize treatment parameters. These studies will also be used to further clarify the duration for which hair will be removed, the number of treatments required to effectively remove hair from a given area, and the effectiveness of the process across a broad range of skin types and anatomical sites. In addition, although the Company has not observed any significant side effects to date, it is continuing to monitor subjects and customers for the development of possible side effects. Failure to further improve the SoftLight process may limit the Company's ability to successfully commercialize the SoftLight process.

        Uncertain Market Acceptance. The SoftLight process is significantly different from current commercially available hair-removal technologies. With any new cosmetic technology, there is a risk that the marketplace may not accept, or be receptive to, the potential benefits of such technology. Market acceptance of the SoftLight process will depend, in large part, upon the ability of the Company to demonstrate to consumers the safety and effectiveness of the SoftLight process and its advantages over other types of hair-removal treatment. Although the initial reception by customers at the Company's existing spas generally has been positive, there can be no assurance that the SoftLight process will be accepted by the public. The Company's skin-rejuvenation system is also significantly different from current skin-rejuvenation treatments and, if successfully developed, will be subject to similar market acceptance risks.

        Need to Manage Growth; Ability to Attract Qualified Personnel. The Company is experiencing a period of rapid growth as it commences commercial operations of its SoftLight process. The Company presently intends to commercialize the SoftLight process primarily through Company-owned-and-operated spas and a network of physicians using the process as part of their practices. The Company will be required to recruit and train a large number of personnel for its spas, including medical staff such as physicians, registered nurses, physician assistants, and other personnel. There may be only a limited number of such persons with the requisite skills, and it may become increasingly difficult for the Company to hire such personnel over time. The Company will also be required to recruit qualified physicians for its network of physician practices that offer the SoftLight process. Such qualified physicians may not be available or interested in offering the SoftLight process in their private practices. The Company's commercialization strategy may also significantly strain operational, management, financial, sales and marketing, and other resources. To manage growth effectively, the Company must continue to enhance its systems and controls and successfully expand, train, and manage its employee base and physician network. There can be no assurance that the Company will be able to manage this expansion effectively.

                                       12PAGE

                             THERMOLASE CORPORATION

        Dependence Upon Proprietary Technology. The Company has been issued two United States patents related to its hair-removal system, has six patents pending to extend the coverage of these issued patents, and has filed corresponding patent applications in 40 foreign countries. In addition, the Company has been issued one United States patent related to its skin-rejuvenation system, has one patent pending to extend the coverage of this patent, and has filed corresponding patent applications in 14 foreign countries that are not members of the Patent Cooperation Treaty
   (PCT) and reserved its right to file a corresponding patent application in each foreign country that is a member of the PCT. While the Company believes its technology is unique and distinct from any technology currently claimed by other companies, there can be no assurance that other companies are not investigating or developing other technologies that are similar to the ThermoLase technology, that any additional patents will be issued to the Company, or that the Company's patents or any additional patents, if issued, will afford the Company sufficiently broad patent coverage to provide any significant deterrent to competitive products or services. The Company currently intends to aggressively pursue any person or company that offers services that the Company believes infringes on one or more of its patents. In the event the Company becomes involved in a patent infringement claim, the expense of litigating such claim may be costly. In addition, there may be patents or intellectual property rights owned by others, which, if infringed by the Company, would permit the owner to prevent the Company from using the SoftLight process without a license and to be entitled to damages for past infringement. The Company has from time to time received allegations that the SoftLight process infringes the intellectual property rights of others, and the Company may continue to receive such allegations in the future. Although the Company believes that its products and technologies do not infringe the intellectual property rights of others, there can be no assurance that litigation relating to such a claim will not be brought against the Company. If the Company is obligated to devote substantial financial or management resources to patent litigation, its ability to fund its operations and to pursue its business goals may be impaired. The issuance of additional patents to the Company and the validity and enforceability of such patents may be essential to the success of the Company.

        Uncertainty of Development of Skin-Rejuvenation System. The Company's skin-rejuvenation system is at an early stage of development. The Company received a patent covering this system in June 1995 and, in late 1995, began clinical trials at a Westwood, New Jersey, clinical site and at the University of New Mexico to determine the safety and efficacy of the system. The Company is required to complete its clinical trials and to obtain FDA clearance before it can commercially market its skin-rejuvenation system. There can be no assurance that the clinical studies will support the Company's belief as to the effectiveness of the skin-rejuvenation system.

        Compliance with FDA Regulations. The SoftLight process is subject to FDA regulations governing the use and marketing of medical devices. The Company's hair-removal system received FDA clearance in April 1995; however, its skin-rejuvenation system must receive FDA clearance before it

                                       13PAGE

                             THERMOLASE CORPORATION
   can be commercially used in the United States. In addition, the Company will be subject to requirements in certain foreign countries where it may market the SoftLight process. The process of obtaining regulatory approvals is lengthy, expensive, and inherently uncertain. Failure to comply with applicable regulatory requirements can result in, among other things, civil and criminal fines, suspensions of approvals, recalls of products, seizures, injunctions and criminal prosecutions.

        Although the Company believes that the substantial similarity of the skin-rejuvenation system to the hair-removal system will qualify the skin-rejuvenation system for the FDA's 510(k) pre-market notification process, no assurance can be given that the FDA will not require that the skin-rejuvenation system be submitted pursuant to the more involved pre-market approval (PMA) process. Even under the 510(k) process, the FDA may require that the Company perform substantial clinical trials before clearance is granted. There can be no assurance that the appropriate clearances from the FDA will be granted or that the process to obtain such clearances will not be excessively expensive or lengthy.

        Compliance with State Regulations. Due to the recent development of the SoftLight process, no state has addressed the issue of how to license the use of a laser for hair removal. Although no final determination has been made and no ruling from regulatory authorities has been obtained, the Company recognizes for purposes of commercializing its centers that the operation of the SoftLight process may constitute the practice of medicine. If operation of the SoftLight process is determined to involve the practice of medicine, the degree of physician involvement required in delivering the process is unclear.

        The Company believes there are several possible structures it can employ to provide for physician involvement including direct employment and independent contractor. In some states, including California, however, the Company will be required to license the right to use the SoftLight process to an independent medical corporation. Although the precise legal structure of the centers may vary as the result of differing state law requirements, the Company believes that the operating structure adopted with respect to any given center will not materially affect the revenue or profit received by the Company from the operation of that center. However, no ruling regarding the Company's various proposed structures has been obtained from any government agency. There can be no assurance that review of the Company's business by courts or health care, tax, labor, and other regulatory authorities that have jurisdiction over matters including, without limitation, the corporate practice of medicine, licensure of facilities and equipment, and franchising will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change in a manner that would restrict the Company's proposed operations or limit the expansion of the Company's business or otherwise adversely affect the Company.

        Limited Operating History. To date, the Company has made only limited commercial sales of services using the SoftLight process through its two spas currently in operation and through its physician network. The members of the Company's current senior management, substantially all of whom have

                                       14PAGE

                             THERMOLASE CORPORATION
   joined the Company within the last year, continue to develop the marketing and commercialization strategy for the Company. However, because the Company has opened only two spas and has only recently had sales through its physician network, it has only a limited operating history on which to base such strategy. No assurance can be given that the Company will be able to devise a successful marketing and commercialization strategy or attract the personnel necessary to effectively implement such strategy.

        Intense Competition. Competition in the market for personal-care products and services is very intense. The SoftLight process will compete with electrolysis and other methods of hair removal, including persons who may attempt to infringe the Company's patents. In addition, a number of laser manufacturers have recently announced that they have filed applications with the FDA seeking to obtain clearance to market a laser for hair removal. Competition from these sources could limit the Company's ability to charge premium prices for its hair-removal services. In addition, the Company's services could be rendered obsolete or uneconomical by the introduction of new hair-removal products or processes.
















                                       15PAGE

                             THERMOLASE CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of August 1996.


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