Form 10-K
period 1996-09-28
THERMOLASE CORP
filed 1996-12-06
CIK 901416

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                  ---------------------------------------------
                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended September 28, 1996

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
            Title of each class                     on which registered
        ----------------------------              ---------------------
        Common Stock, $.01 par value              American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
   filing requirements for at least the past 90 days. Yes [ X ] No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form
   10-K or any amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 22, 1996, was approximately $281,022,000.

   As of November 22, 1996, the Registrant had 40,719,299 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 28, 1996, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 12, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a)  General Development of Business

         ThermoLase Corporation (the Company or the Registrant) has developed a proprietary system for the removal of unwanted hair (the SoftLight(SM) system). In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market services using this system.

         The SoftLight system uses a low-energy, dermatology laser in combination with a lotion to remove hair. The Company believes that its system has significant advantages over electrolysis, which is a slow and painful process in which an electrified needle is inserted directly into each individual hair follicle.

         The Company is marketing the SoftLight system in the U.S. through its Spa Thira salons and through licensing agreements with doctors. The Company is marketing the SoftLight system in foreign countries by engaging in joint ventures and other licensing arrangements with companies or individuals that are experienced in those locations.

         In November 1995, the Company opened its first commercial salon, Spa Thira, in La Jolla, California. The Company opened additional salons in Dallas in June 1996, in Houston and Beverly Hills in September 1996, in Denver in October 1996, and in Boca Raton in November 1996. The Company also plans to open a spa in suburban Detroit in December 1996 and has signed leases for four additional sites in Greenwich, Connecticut; Manhasset, New York; suburban Minneapolis; and Palm Beach, Florida. Lease negotiations are under way for additional sites.

         In January 1996, the Company entered into a joint venture to market the SoftLight process in Japan, as well as its laser-based skin-rejuvenation process, if and when available. Before opening the first spa in Japan, the joint venture must obtain Japanese regulatory clearance to market the SoftLight process, for which it is presently conducting clinical studies to obtain data to submit to the appropriate Japanese regulatory authorities. The Company currently holds a 50% stake in the joint venture, with an option to increase its ownership to 51% pursuant to a fair-value purchase option.

         In June 1996, the Company initiated a program to license its SoftLight technology to doctors. In this program, the Company licenses its technology to doctors and receives a per-procedure royalty that varies depending on the location treated. The Company also provides the doctors with the lasers and supplies that are necessary to perform the service. A total of 55 doctors were licensees as of December 1, 1996.

         In June 1996, the Company purchased $4,400,000 of convertible preferred stock of AntiCancer Incorporated (AntiCancer), representing an approximate 10% equity interest on a fully diluted basis. The Company also has the option to purchase an additional 5% equity interest at any time before the earlier of 2011 or AntiCancer's initial public offering of common stock. San Diego-based AntiCancer is developing technology that may have the potential to enhance the effectiveness of the SoftLight
                                        2PAGE
    process. In this technology, liposomes, which have been proven to be effective delivery agents in other applications, might provide a more efficient method of delivering carbon, which is the primary ingredient in the lotion used in the SoftLight process, to hair follicles. The Company has signed an agreement to license this technology as it pertains not only to hair removal, but also to stimulation of hair growth, suppression of hair growth, and hair coloring. The agreement calls for up to $1,500,000 in future payments by the Company upon the attainment by AntiCancer of certain milestones relating to the satisfactory completion of certain preliminary efficacy testing and regulatory matters. In addition to such future payments, the Company will be substantially responsible for development costs incurred after attainment of such milestones. In the event that the funded development efforts result in commercially viable products that the Company elects to market, the Company will pay AntiCancer a royalty based on sales, subject to certain minimum payments.

         In November 1996, the Company entered into a joint venture to market its SoftLight process in France, as well as its laser-based skin-rejuvenation process, if and when available. The joint venture plans to open Spa Thira salons in France and to sublicense to French physicians and others the right to perform services using the SoftLight system. The Company has committed to provide up to $5,000,000 to fund working capital requirements of the joint venture in exchange for its 50% stake in the joint venture. The Company's partner in the venture, an affiliate of Groupe Jacques Dessange (a leading provider of premium hair- and skin-care services in France), has also committed to fund up to $5,000,000 in exchange for its 50% ownership. The Company has licensed the technology to perform the SoftLight process to the joint venture, and will receive a royalty based on the joint venture's revenues.

         In November 1996, the Company entered into a license agreement with a third party, which will market the SoftLight process through Spa Thira salons and sublicensing arrangements in Saudi Arabia, as well as its laser-based skin-rejuvenation process, if and when available.

         The Company is investigating other applications for its laser-based technology, and in June 1995 was granted a patent covering a laser-based skin-rejuvenation system, which the Company believes may be used to remove the outer layers of dead skin cells. In recent years, those seeking younger-looking skin have embraced a variety of methods for removing wrinkles, including dermabrasion (mechanically sanding the skin) and chemical peels. More recently, carbon dioxide (CO2) lasers have been used to remove wrinkles, but their use has been associated with long healing times and, in some cases, undesirable side effects. The Company believes that the skin-rejuvenation process that it is developing will cause less skin damage than existing laser skin treatments that use a CO2 laser. Although the safety of using lasers for skin treatments has been established by several systems that are already approved by the FDA for the removal of birthmarks and tattoos, the Company may not commercially sell its skin-rejuvenation system, or services using the system, until it has received clearance from the FDA. The Company is currently conducting clinical trials at two sites: the University of New Mexico and in
                                        3PAGE

    Westwood, New Jersey, under the direction of Dr. David Goldberg. The Company plans to submit a 510(k) application containing clinical data by the end of the second quarter of fiscal 1997.

         In December 1993, the Company acquired CBI Laboratories, Inc.
    (CBI), a manufacturer of skin-care and bath and body products. CBI provides the Company with expertise in the market for personal-care products and manufactures the lotion used with the SoftLight system. In addition, CBI has recently started manufacturing a line of Spa Thira products to be sold at the spas and at doctors' offices where SoftLight services are provided.

         As of September 28, 1996, ThermoTrex Corporation (ThermoTrex) owned 25,960,996 shares of the common stock of the Company, representing 64% of such stock then outstanding. A publicly traded, majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron), ThermoTrex, through its publicly traded, majority-owned Trex Medical Corporation (Trex Medical) subsidiary, is the world's leading manufacturer of mammography and stereotactic breast-biopsy systems, and also supplies other specialized and general-purpose X-ray equipment, in addition to the Company's products and services. ThermoTrex also conducts advanced technology research and is currently developing a laser communication system, products for the medical imaging and avionics markets, and is pursuing industrial applications for its advanced-materials technology. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and paper-recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

         In fiscal 1996*, the Company purchased SoftLight laser systems from Trex Medical at an aggregate cost of $8,549,000. As of September 28, 1996, the Company has committed to purchase additional lasers at an aggregate cost of $6,402,000.

    Forward-looking Statements

         Forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. These statements involve a number of risks and uncertainties, including those detailed under the caption
    "Forward-looking Statements" in the Registrant's Fiscal 1996 Annual Report to Shareholders incorporated herein by reference.

    (b)  Financial Information About Industry Segments

         The Company conducts business in one industry segment.



    * In September 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30. References to "fiscal 1996," "fiscal 1995," and "1994" herein are for the year ended September 28, 1996, the nine months ended September 30, 1995, and the year ended December 31, 1994, respectively.
                                        4PAGE

    (c)  Description of Business

         (i) Principal Products and Services

    Laser-based Hair Removal

         The patented SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. Unlike electrolysis, the SoftLight system can disable numerous hair follicles at one time. As a result, the Company believes that it will be able to address a larger market than electrolysis by offering hair removal from large areas, such as the legs. The lasers, which are similar to those used for tattoo and birthmark removal, are manufactured for the Company by Trex Medical. The lotion is manufactured by the Company's CBI Laboratories subsidiary.

         In a typical treatment, the area from which hair is to be removed is first waxed to open each hair duct. The lotion is then applied, and the area is scanned with the laser beam. The laser energy passes through the skin and is absorbed by the lotion that has penetrated the hair duct, causing the temperature of the lotion to increase to a level that disables the hair follicles. Each client typically has a series of treatments, for which the Company's spas currently offer several pricing programs, including fixed fees for one or more treatments and fixed fees for treatments during specified time periods. The Company continues to invest in research and development to improve the efficacy of the system and increase the length of time between treatments.

         The Company is marketing the SoftLight system in the U.S. through its Spa Thira salons and through licensing agreements with doctors. The Company is marketing the SoftLight system in foreign countries by engaging in joint ventures or other licensing arrangements with companies or individuals that are experienced in those locations.

         In November 1995, the Company opened its first commercial salon, Spa Thira, in La Jolla, California. The Company opened additional salons in Dallas in June 1996, in Houston and Beverly Hills in September 1996, in Denver in October 1996, and in Boca Raton in November 1996. The Company also plans to open a salon in suburban Detroit in December 1996 and has signed leases for four additional sites in Greenwich, Connecticut; Manhasset, New York; suburban Minneapolis; and Palm Beach, Florida. Lease negotiations are under way for additional sites.

         In June 1996, the Company initiated a program to license its SoftLight technology to doctors. In this program, the Company licenses its technology to doctors and receives a per-procedure royalty that varies depending on the location treated. The Company also provides the doctors with the lasers and supplies that are necessary to perform the service. A total of 55 doctors were licensees as of December 1, 1996.

         In January 1996, the Company entered into a joint venture to market the SoftLight process in Japan, as well as its laser-based skin-rejuvenation process, if and when available. The Company currently holds
                                        5PAGE
    a 50% stake in the joint venture, with an option to increase its ownership to 51% pursuant to a fair-value purchase option. During fiscal 1996, the Company received $2.0 million in minimum guaranteed payments in accordance with contractual terms. The Company will receive $1.0 million in minimum guaranteed payments in fiscal 1997, subject to certain exceptions in the event the joint venture is unable to obtain patent protection in Japan on prescribed terms. The Company's primary partner in the joint venture is the Fox River Investment Group, whose principals and partners have extensive experience developing consumer products and services in Japan. Before opening the first spa in Japan, the joint venture must obtain Japanese regulatory clearance to market the SoftLight process, for which it is presently conducting clinical studies to obtain data to submit to the appropriate Japanese regulatory authorities.

         In November 1996, the Company entered into a joint venture to market its SoftLight process in France, as well as its laser-based skin-rejuvenation process, if and when available. The joint venture plans to open Spa Thira salons in France and to sublicense to French physicians and others the right to perform services using the SoftLight system. The Company has committed to provide up to $5,000,000 to fund working capital requirements of the joint venture in exchange for its 50% stake in the joint venture. The Company's partner in the venture, an affiliate of Groupe Jacques Dessange (a leading provider of premium hair- and skin-care services in France), has also committed to fund up to $5,000,000 in exchange for its 50% ownership. The Company has licensed the technology to perform the SoftLight process to the joint venture, and will receive a royalty based on the joint venture's revenues.

         In November 1996, the Company entered into a license agreement with a third party, which will market the SoftLight process through Spa Thira salons and sublicensing arrangements in Saudi Arabia, as well as its laser-based skin-rejuvenation process, if and when available. Pursuant to the agreement, the Company will receive up-front fees totaling $1,000,000 over a two-year period and a fee based on revenues derived from SoftLight services.

         The Company's existing and planned spas are designed to reflect the environment of a luxurious day spa. The Company believes that the uniformity of its centers will foster brand recognition and facilitate the opening of new spas. The Company currently utilizes medical staff, including physicians, nurses, and other medical personnel, to operate the SoftLight system at its centers.

         The Company advertises the SoftLight system through an advertising and public relations campaign focused on Company exposure in fashion and health magazines as well as the national news media.

         During fiscal 1996, the Company derived revenues of $4,647,000 from laser-based hair removal services.

    Personal-care Products

         In December 1993, the Company acquired CBI, a designer, developer, manufacturer, and packager of high-quality personal-care products for sale to retailers under its own brand names and as a contract
                                        6PAGE
    manufacturer under arrangements with third parties. CBI develops and manufactures most of its products using botanicals and herbal extracts, with no animal fats, chemical dyes, or artificial aromas. CBI has the facilities and personnel to develop new product formulations, design packaging layouts, mix and fill formulations, and package final products for distribution. CBI does not manufacture packaging such as containers and boxes, but contracts with third parties for these supplies. CBI has a portfolio of approximately 3,000 formulations, and may manufacture up to 300 different products in a quarter. Through fiscal 1995, CBI's sales accounted for all of the Company's revenues.

         CBI divides its business into three primary groups: Salon, Custom Design, and Store Brands. The Salon group, which represents CBI's original business, develops and manufactures a line of products primarily sold directly by CBI to professional estheticians in skin-care salons and spas. The Custom Design group markets CBI's manufacturing and design services primarily to major retailers and multilevel marketing groups for custom design of private-label product lines. The Store Brands group markets complete proprietary product lines created by CBI, including product formulations, packaging, brand name, and promotional materials, which can be purchased by a customer for sale in its retail outlets as an exclusive product line.

         CBI's marketing and sales strategy varies by product line. Sales in the Salon group are made by phone solicitations and by sales representatives. Sales in the Custom Design and Store Brands groups are managed by the president of CBI and a group of account executives working exclusively in this area. In addition, the Company expects its network of Spa Thira salons and physicians' offices where SoftLight services are offered to provide a retail outlet for CBI's salon products. To support its marketing activities, CBI attends industry trade shows and advertises in major trade publications.

         During fiscal 1996, fiscal 1995, and 1994, the Company derived revenues of $23,165,000, $17,544,000, and $18,682,000 from the sale of personal-care products.

         (ii) New Products

         In June 1995, the Company was issued a U.S. patent covering a laser-based exfoliation system, which the Company believes may be used to remove the outer layers of dead skin cells. In this skin-rejuvenation system, a lotion, which is applied to the area to be treated, is absorbed by the outer layers of dead skin cells, which are more loosely connected than the new skin below. When the treatment area is scanned with the laser, the laser's energy is absorbed by the lotion causing the dead skin cells to break free. The Company is currently performing studies at two sites: the University of New Mexico and in Westwood, New Jersey, under the direction of Dr. David Goldberg, to determine the safety and efficacy of this system. The Company is required to perform clinical trials and to obtain FDA clearance before it can commercially market its skin-rejuvenation system. The Company plans to submit a 510(k) application containing clinical data by the end of the second quarter of fiscal 1997. If the skin-rejuvenation system is commercially viable and the Company
                                        7PAGE
    receives FDA clearance to market it, the Company currently intends to offer its skin-rejuvenation system at its Spa Thira salons.

         (iii) Raw Materials

         Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

         (iv) Patents, Licenses, and Trademarks

         The Company's policy is to protect its intellectual property rights relating to its work on the SoftLight system including, if appropriate, applying for patents in the U.S. and foreign countries. The Company has been issued two U.S. patents and certain foreign patents related to its hair-removal system, and has various patents pending to extend the coverage of the U.S. patents in the U.S. and in foreign countries. The Company has corresponding patent applications pending in numerous foreign countries and in the European Community (EC) and has reserved its rights to file further corresponding patent applications in countries which are members of the Patent Cooperation Treaty (PCT). The Company's issued U.S. patents cover a hair-removal system that incorporates a substance that penetrates the hair duct and absorbs the energy from an illuminating light source that penetrates the skin.

         The Company has been issued one U.S. patent related to its skin-rejuvenation system. The Company has corresponding patent applications pending in numerous foreign countries and has reserved its rights to file further corresponding patent applications in countries which are members of the PCT.

         The Company has patent applications pending in the United States and has reserved its rights to file patent applications in countries that are members of the PCT, related to a laser-based drug-delivery system using a concept similar to its laser-based hair-removal system.

         The Company intends to aggressively pursue any person or company that offers services that the Company believes infringe on one or more of its patents.

         The technology underlying the SoftLight system, including all patents issued thereon, belongs to the Company by virtue of a license agreement executed in February 1993 between the Company and the inventor of the system, which grants the Company an irrevocable, exclusive, worldwide, perpetual license to the technology in exchange for a $100,000 commitment fee and a royalty equal to 0.25% of revenues generated from the sale or use of the SoftLight system through February 10, 2010.

         CBI relies primarily on trade secret protection for the proprietary formulations that form the basis of its products. CBI generally retains the proprietary rights to the formulations it develops, either for itself or for a specific customer.
                                        8PAGE

         (v) Seasonal Influences

         Due to the recent growth of CBI's sales to stores, the Company experienced an increase in revenues in the first quarter of fiscal 1996 and the fourth quarter of calendar 1994 as a result of holiday demand, a seasonal trend that the Company expects will continue.

         (vi) Working Capital Requirements

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

         (vii) Dependency on a Single Customer

         No single customer accounted for more than 10% of the Company's total revenues in fiscal 1996.

         (viii) Backlog

         The Company's backlog of firm orders at September 28, 1996 and September 30, 1995, which consisted exclusively of orders for CBI's products, was $5,466,000 and $4,600,000, respectively. The Company anticipates that substantially all of its backlog will be shipped or completed during fiscal 1997.

         (ix) Government Contracts

         Not applicable.

         (x) Competition

         The Company expects that, in the near term, the principal competitors relative to treatment using the SoftLight system will be electrolysis providers. The electrolysis market is characterized by many small practitioners. Although the Company believes that it has a significant competitive advantage over electrolysis, it does not have the well-established network of client relationships that many electrologists have. In addition, a number of laser manufacturers have announced that they have filed applications with the FDA seeking to obtain clearance to market a laser for hair removal. Although, to date, none of these companies has been successful in obtaining such clearance, a number of them are currently marketing substantially similar devices for indications other than hair removal. The Company believes that certain of these devices are being used "off-label" for hair removal by some physicians in the U.S. and are being marketed for hair removal in some foreign jurisdictions where regulatory clearance is not as stringent as it is in the United States. The Company's products and services will also compete with other hair-removal products. If the Company's technology is accepted by the general public, the Company expects that others will seek to develop similar technologies and products that may compete directly with the SoftLight system.

         The professional skin-care and bath-and-body products markets are highly competitive. In selling its Salon product line, CBI competes with
                                        9PAGE
    a number of small manufacturers and divisions of larger companies. The competition in this market is fragmented with no one competitor dominating the market. In the Custom Design and Store Brands groups, CBI competes with numerous contract packaging companies that can prepare and package custom formulations for customers. Some of these competitors have substantially greater financial, marketing, and research and development resources than those of the Company. CBI competes in these markets by offering its customers exclusive product lines that the Company believes can generally be sold at a lower price but with higher margins than CBI's competitors.

         (xi) Research and Development

         During fiscal 1996, fiscal 1995, and 1994, the Company incurred approximately $3,470,000, $3,151,000, and $2,324,000, respectively, of internally sponsored research and development programs. Approximately 21 professional employees were engaged full-time in research and development activities at September 28, 1996.

         (xii) Environmental Protection Regulations

         The Company believes that compliance with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

         (xiii) Number of Employees

         As of September 28, 1996, the Company employed 280 people.

    (d)  Financial Information about Exports by Domestic Operations

         Financial information about exports by domestic operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (e)  Executive Officers of the Registrant

                                    Present Title (Fiscal Year First Became
         Name                  Age  Executive Officer)
         -------------------   ---  ---------------------------------------
         John C. Hansen        37   President and Chief Executive Officer
                                      (1995)
         John N. Hatsopoulos   62   Vice President and Chief Financial
                                      Officer (1992)
         Dr. Paul E. Cain      48   Vice President (1993)
         Mark H. Wurth         44   Vice President, Operations (1995)
         Charles K. Wittenberg 33   Vice President, Business Development
                                      (1996)
         Raymond D. Sphire     37   Vice President, Real Estate Design and
                                      Construction (1996)
         Paul F. Kelleher      54   Chief Accounting Officer (1992)
                                       10PAGE

         Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Electron. Mr. Hansen has been President and Chief Executive Officer of the Company since May 1995. From 1990 until joining the Company, Mr. Hansen was President of Dolphin Acquisition Corp., which sells beauty products through a chain of retail outlets. Dr. Cain has been an officer of the Company since its acquisition of CBI in December 1993, president of CBI since its inception in 1982, and from 1982 until CBI's acquisition by the Company, Dr. Cain was a Director of CBI. Mr. Wurth has been Vice President, Operations, of the Company since June 1995. From February 1994 until joining the Company, Mr. Wurth was Vice President, International and Southern California Operations, of Jenny Craig, Inc. From September 1993 to February 1994, Mr. Wurth was Vice President/General Manager of Paging Network of Los Angeles, Inc. From 1990 to June 1993, Mr. Wurth held various positions at Nutri/System, Inc., most recently, as Chief Executive Officer, Australian Nutri/System Pty. Ltd. Mr. Wittenberg has been Vice President, Business Development of the Company since March 1996. From January 1994 until joining the Company, Mr. Wittenberg was Associate General Counsel at Thermo Electron. From September 1990 until December 1993, Mr. Wittenberg was an attorney with Hale and Dorr. Mr. Sphire has been Vice President, Real Estate Development and Design, of the Company since June 1996. From September 1995 until June 1996, Mr. Sphire was Director of Real Estate and Design at the Company. From 1984 until joining the Company, Mr. Sphire was a partner in The Holt Company, a real estate development company in California. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


    Item 2. Properties

         The Company occupies approximately 15,000 square feet of office and laboratory space under a sublease from ThermoTrex at ThermoTrex's facilities in San Diego, California, and occupies approximately 213,000 square feet of office and manufacturing space in Carrollton, Texas, under a lease expiring in 2004, through its CBI subsidiary. The Company also leases approximately 43,000 square feet of retail space in California, Texas, Colorado, and Florida for Spa Thira salons, under leases expiring from 2000 through 2006. The Company believes that these facilities are in good condition and are suitable and adequate for its current operations.


    Item 3. Legal Proceedings

         Not applicable.


    Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.
                                       11PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

         Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6. Selected Financial Data

         The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

         The Registrant's Consolidated Financial Statements and
    Supplementary Data are included in the Registrant's Fiscal 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.








                                       12PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant

         The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11. Executive Compensation

         The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13. Certain Relationships and Related Transactions

         The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.







                                       13PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statements Schedules, and Reports on
             Form 8-K

    (a), (d) Financial Statements and Schedules

             (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2) The consolidated financial statement schedules set forth in the list below are filed as part of this Report.

             (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                 Consolidated Statement of Operations
                 Consolidated Balance Sheet
                 Consolidated Statement of Cash Flows
                 Consolidated Statement of Shareholders' Investment and
                   Common Stock Subject to Redemption
                 Notes to Consolidated Financial Statements
                 Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                 Schedule II: Valuation and Qualifying Accounts

                 All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

         (b) Reports on Form 8-K

             None.

         (c) Exhibits

             See Exhibit Index on the page immediately preceding exhibits.




                                       14PAGE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: December 5, 1996                 THERMOLASE CORPORATION

                                           By: John C. Hansen
                                               -------------------
                                               John C. Hansen
                                               President and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 5, 1996.

    Signature                       Title
    ---------                       -----

    By: John C. Hansen              President, Chief Executive Officer, and
        ---------------------         Director
        John C. Hansen

    By: John N. Hatsopoulos         Vice President and Chief Financial
        ---------------------         Officer
        John N. Hatsopoulos

    By: Paul F. Kelleher            Chief Accounting Officer and Director
        ---------------------
        Paul F. Kelleher

    By: Carliss Y. Baldwin          Director
        ---------------------
        Carliss Y. Baldwin

    By: Elias P. Gyftopoulos        Director
        ---------------------
        Elias P. Gyftopoulos

    By: Robert C. Howard            Director
        ---------------------
        Robert C. Howard

    By: Anthony J. Pellegrino       Director
        ---------------------
        Anthony J. Pellegrino

    By: Firooz Rufeh                Director
        ---------------------
        Firooz Rufeh

    By: Kenneth Y. Tang             Director
        ---------------------
        Kenneth Y. Tang

    By: Gary S. Weinstein           Chairman of the Board and Director
        ---------------------
        Gary S. Weinstein

    By: Nicholas T. Zervas          Director
        ---------------------
        Nicholas T. Zervas
                                       15PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------

    To the Shareholders and Board of Directors of ThermoLase Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoLase Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 1, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen LLP



    Boston, Massachusetts
    November 1, 1996

















                                       16PAGE

    SCHEDULE II
                             THERMOLASE CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)


                       Balance at   Provision  Accounts               Balance
                        Beginning  Charged to   Written                at End
    Description         of Period     Expense       Off      Other  of Period
    -------------------------------------------------------------------------
    Year Ended
      September 28, 1996

      Allowance for
        Doubtful Accounts    $256        $ 63      $  -      $  -       $319

    Nine Months Ended
      September 30, 1995

      Allowance for
        Doubtful Accounts    $103        $153      $  -      $  -       $256

    Year Ended
      December 31, 1994

      Allowance for
        Doubtful Accounts    $ 70        $ 40      $ (7)     $  -       $103











                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

      3.1      Certificate of Incorporation of the Registrant (filed as
               Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

      3.2 By-Laws of the Registrant, as amended and restated (filed as Exhibit 3.2 to the Registrant's Transition Report on Form
               10-K for the transition period January 1, 1995 through September 30, 1995, [File No. 1-13104] and incorporated herein by reference).

     10.1 Corporate Services Agreement dated as of January 13, 1993 between Thermo Electron Corporation and the Registrant (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-8002] and incorporated herein by reference).

     10.3 Tax Allocation Agreement dated as of January 13, 1994 between ThermoTrex Corporation and the Registrant (filed as Exhibit
               10.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.4 License Agreement dated as of February 10, 1993 between the Registrant and Nicolai I. Tankovich (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.5 Master Repurchase Agreement dated as of January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.6 Master Guarantee Reimbursement Agreement dated as of January 1, 1994 among Thermo Electron Corporation, ThermoTrex Corporation, and the Registrant (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.7 Lease Agreement dated March 11, 1994 between Lincoln Property Company Acquisition Fund Limited Partnership and CBI Laboratories, Inc. (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).
                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

     10.8 Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.9 Employment Agreement dated as of December 15, 1993 between Dr. Paul E. Cain and CBI Laboratories, Inc. (filed as Exhibit
               10.13 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.10 Form of Redemption Right and related Guarantee of Thermo Electron (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.11     Nonqualified Stock Option Plan of the Registrant (filed as
               Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

     10.12     Incentive Stock Option Plan of the Registrant (filed as
               Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

     10.13     Equity Incentive Plan of the Registrant (filed as Exhibit
               10.81 to Thermo TerraTech Inc.'s (formerly Thermo Process Systems Inc.) Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-9549] and incorporated herein by reference).

     10.14 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).


                                       19PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

     10.15     Directors' Stock Option Plan of the Registrant (filed as
               Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-13104] and incorporated herein by reference).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron Corporation and ThermoTrex Corporation for services rendered to the Registrant or such affiliated corporations. Such plans were filed as Exhibits 10.21 through 10.44 and
               10.73 through 10.76 to the Annual Report on Form 10-K of Thermo Electron for the fiscal year ended December 30, 1995 [File No. 1-8002] and as Exhibit 10.19 to Trex Medical Corporation's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-11827] and are incorporated herein by reference.

      10.16    Stock Holding Assistance Plan and Form of Promissory Note.

      10.17 Operating Agreement of ThermoLase Japan L.L.C. dated as of January 22, 1996 between the Registrant and Fox River Japan Partners, L.P. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      10.18 License Agreement dated as of January 22, 1996 between the Registrant and ThermoLase Japan L.L.C. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      10.19 Option Agreement dated as of January 22, 1996 between the Registrant and Fox River Japan Partners, L.P. (filed as
               Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      10.20 License Agreement dated as of October 30, 1995 between the Registrant and Ronald G. Wheeland, M.D., Professional Corporation (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).
                                       20PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

      10.21 Management Agreement dated as of October 30, 1995 between the Registrant and Ronald G. Wheeland, M.D., Professional Corporation (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      10.22 Sublease Agreement dated as of October 30, 1995 between the Registrant and Ronald G. Wheeland, M.D., Professional Corporation (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      10.23 Lease dated as of April 12, 1995 between the Registrant and The Goldberg Family Trust (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      10.24 Lease dated as of December 8, 1995 between the Registrant and Canon Properties (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      10.25 Lease dated as of January 17, 1996 between the Registrant and Trammell Crow Equity Partners (filed as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      10.26* Master Joint Venture Agreement dated as of October 30, 1996 among the Registrant, Franklin Holdings, S.A. and Yves Micheli.

      10.27* SoftLight and Spa Thira Franchise and License Agreement dated as of November 8, 1996 between the Registrant and Medical Supply & Service Co.

      10.28* Equipment Lease Agreement for SoftLight Lasers dated as of November 8, 1996 between the Registrant and Medical Supply & Service Co.

                                       21PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

      11       Statement re: Computation of Earnings per Share.

      13 Annual Report to Shareholders for the fiscal year ended September 28, 1996 (only those portions incorporated herein by reference).

      21       Subsidiaries of the Registrant.

      23       Consent of Arthur Andersen LLP.

      27       Financial Data Schedule.

    * Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.