Form 10-K/A
period 1996-09-28
THERMOLASE CORP
filed 1997-01-24
CIK 901416

SECURITIES AND EXCHANGE COMMISSION
        WASHINGTON, DC 20549
        __________________________________________

        AMENDMENT NO. 1 ON FORM 10-K/A
        TO FORM 10-K
        (mark one)
         X   Annual Report Pursuant to Section 13 or 15(d) of the
        ---
             Securities Exchange Act of 1934 for the fiscal year ended
             September 28, 1996

        ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Registrant's telephone number, including area code: (619)
        646-5700

        Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class        Name of Exchange on which
            ----------------------------    -------------------------
        registered
        ----------
            Common Stock, $.01 par value           American Stock
        Exchange

        Securities registered pursuant to Section 12(g) of the Act:
        None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least
        the past 90 days. Yes  X    No
                             -----    ----

        Indicate by check mark if disclosure of delinquent filers
        pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any
        amendment to this Form 10-K. [    ]
PAGE

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 22, 1996, was approximately $281,022,000.

        As of November 22, 1996, the Registrant had 40,719,299 shares of Common Stock outstanding.
PAGE

        ThermoLase Corporation Amendment No. 1
        on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended September 28, 1996



        DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Fiscal 1996 Annual Report to
        Shareholders for the year ended September 28, 1996, are incorporated by reference into Parts I and II.

             Part III, Item 10.       Directors and Executive
                                      Officers of the Registrant.
                                      --------------------------

             Part III, Item 11.       Executive Compensation.
                                      ----------------------

             Part III, Item 12.       Security Ownership of Certain
                                      Beneficial Owners and Management.
                                      --------------------------------

             Part III, Item 13.       Certain Relationships and
                                      -------------------------
        Transactions.
        ------------


             The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

        SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                      THERMOLASE CORPORATION


                                      By:   /s/ Sandra L. Lambert
                                          -------------------------------

        ---
                                            Sandra L. Lambert
                                            Secretary







                                        1
PAGE

                                  ATTACHMENT A

        DIRECTORS AND DIRECTOR COMPENSATION

             Set forth below are the names of the persons nominated as Directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as Directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, ThermoTrex Corporation ("ThermoTrex") and ThermoTrex's parent corporation, Thermo Electron Corporation ("Thermo Electron"), is reported under the caption "Stock Ownership." All of the nominees are currently Directors of the Corporation.

        Carliss Y. Baldwin    Dr. Baldwin, 46, has been a Director of
                              the Corporation  since June 1994.  Dr.
                              Baldwin has been the William L. White
                              Professor of Business Administration,
                              Harvard Business School, since 1988. She is also a director of the Federal Home
                              Loan Bank of Boston.

        Elias P.              Dr. Gyftopoulos, 69,  has been a  Director
        Gyftopoulos           of the Corporation  since September  1994.
                              Dr. Gyftopoulos is  Professor Emeritus  of
                              the Massachusetts Institute of Technology,
                              where  he  was   the  Ford  Professor   of
                              Mechanical  Engineering  and  of   Nuclear
                              Engineering for  more  than  twenty  years
                              until his  retirement in  September  1996.
                              Dr. Gyftopoulos  is  also  a  director  of
                              Thermo  BioAnalysis  Corporation,   Thermo
                              Cardiosystems Inc.,  Thermo  Electron,
                              Thermo  Remediation  Inc.,   ThermoSpectra
                              Corporation, Thermo Voltek Corp.  and Trex
                              Medical Corporation.
        John C. Hansen        Mr. Hansen, 37, has been a Director of the
                              Corporation since February 1996 and its
                              President and Chief Executive Officer
                              since May 1995. From 1990 until joining the Corporation, Mr. Hansen was President of Dolphin Acquisition Corp., a skin-care products retailer operating under the name
                              Bare Escentuals, and from 1988 until 1990 he was Vice President, Retail of Performance, Inc., a direct marketer and retailer of cycling products.




                                        2
PAGE

        Robert C. Howard      Mr. Howard, 66, has been a Director of the
                              Corporation   since   its   inception   in
                              December 1992.  Mr.  Howard  has  been  an
                              Executive   Vice   President   of   Thermo
                              Electron from 198 until his  retirement in
                              January 1997.  He is  also  a director  of
                              Thermedics  Inc.,   Thermo   Cardiosystems
                              Inc.,       Thermo   Power    Corporation,
                              ThermoTrex Corporation  and  Trex  Medical
                              Corporation.

        Paul F. Kelleher      Mr.   Kelleher,   54,   has   been   Chief
                              Accounting  Officer  of  the   Corporation
                              since its inception in December 1992 and a
                              Director since March  1994.  Mr.  Kelleher
                              has been Vice President, Finance of Thermo
                              Electron since  1987  and  served  as  its
                              Controller from 1982 to January 1996.
        Anthony J.            Mr. Pellegrino, 56, has been a Director of
        Pellegrino            the Company since its inception in
                              Decemberi1992.esMr.nPellegrinoohasxbeenca
                              July 1995 and was chairman of LORAD
                              Corporation, a manufacturer of mammography
                              equipment that was acquired by ThermoTrex
                              in November 1992, for more than five years
                              prior to that time.  Mr. Pellegrino is
                              also a director of ThermoQuest Corporation
                              and Trex Medical Corporation.
        Firooz Rufeh          Mr. Rufeh, 59, has been a Director of the
                              Corporation since its inception in
                              December 1992. He was also Vice Chairman
                              of the Board of Directors from February
                              1996 until January 1997.  From December
                              1992 until May 1995 he was Chief Executive
                              Officer of the Corporation, and from May
                              1995 to February 1996, he was also its
                              Chairman of the Board.   Mr. Rufeh was
                              also President of ThermoTrex Corporation from 1988 and a Vice President of Thermo
                              Electron from January 1986, positions he held until January 1997. Since January
                              1997, Mr. Rufeh has been a consultant to Thermo Electron. He is also a director of ThermoTrex Corporation and Trex Medical
                              Corporation.

        Kenneth Y. Tang       Dr. Tang, 49, has been a Director of the
                              Corporation since June 1995. Dr. Tang has been Senior Vice President of ThermoTrex
                              Corporation for more than five years. He is also a director of Trex Medical
                              Corporation.


                                        3
PAGE

        Gary S. Weinstein     Mr. Weinstein, 39, has been  a Director
                              and the Chairman of the Board of of the
                              Corporation since  February  1996.  Since
                              February 1996, Mr. Weinstein has also been
                              Chairman and Chief Executive Officer of
                              ThermoTrex and a Vice President of Thermo
                              Electron.  Mr. Weinstein was a Managing
                              Director of Lehman Brothers Inc. from 1992 until February 1996, serving most recently as its Managing Director, head of Global
                              Syndicate and Equity Capital Markets since
                              March 1995.  Prior to that appointment,
                              Mr. Weinstein served in various positions at Lehman Brothers since joining the firm in 1988, including head of Equities in Europe, head of Equity New Issues in North and South America and head of Global
                              Convertible Securities. Mr. Weinstein is also a director of ThermoTrex Corporation and Trex Medical Corporation.

        Dr. Nicholas T.       Dr. Zervas, 67, has been a Director of the
        Zervas                Corporation since its inception in
                              December 1992, and has been Chief of
                              Neurological Service, Massachusetts
                              General Hospital, since 1977. Dr. Zervas is also a director of Thermedics Inc., Thermo Cardiosystems Inc., and ThermoTrex
                              Corporation.

        Committees of the Board of Directors and Meetings

             The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside Directors. The present members of the Audit Committee are Dr. Baldwin (Chairman) and Dr. Zervas. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Dr. Zervas (Chairman), Dr. Baldwin and Dr. Gyftopoulos. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met seven times, the Audit Committee met three times and the Human Resources Committee met seven times during fiscal 1996. Each Director attended at least 75% of all meetings of the Board of Directors and Committees on which he or she served held during fiscal 1996.

        Compensation of Directors

             Cash Compensation
                                        4
PAGE

             Directors who are not employees of the Corporation, of Thermo Electron or any other companies affiliated with Thermo Electron (also referred to as "outside Directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of outside Directors' fees is made quarterly. Mr. Hansen, Mr. Howard, Mr. Kelleher, Mr. Pellegrino, Mr. Rufeh and Mr. Weinstein are all employees of Thermo Electron and its subsidiaries and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

             Deferred Compensation Plan for Directors

             Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he or she ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of ThermoTrex or Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of ThermoTrex or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued on the date of deferral as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 100,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of September 28, 1996, 513.52 deferred units had been accumulated under the Deferred Compensation Plan.

             Directors Stock Option Plan

             The Corporation has adopted a directors stock option plan (the "Directors Plan") providing for the grant of stock options to purchase shares of the Common Stock to outside Directors as additional compensation for their service as Directors, which was amended in 1995. The Directors Plan provides for the grant of stock options upon a Director's initial appointment and,

                                        5
PAGE
        beginning in 1999, awards options to purchase 1,000 shares annually to outside Directors.

             Under the Directors Plan, outside Directors appointed prior to 1995 were awarded an option to purchase 30,000 shares of Common Stock upon the Director's appointment or election. The size of the award to new Directors initially joining the Board of Directors after 1995 is reduced by 6,000 shares in each subsequent year. Directors initially joining the Board of Directors after 1999 would not receive an option grant upon their appointment or election to the Board of Directors, but would be eligible to participate in the annual option awards described below. All options evidencing initial grants are exercisable six months after the grant, subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the Director ceases to serve as a Director of the Corporation or any other Thermo Electron company. In such event, the restrictions and repurchase rights lapse in equal annual installments of 6,000 shares per year, starting with the first anniversary of the grant date, provided the Director has continuously served as a Director of the Corporation or any other Thermo Electron company since the grant date. These options expire on the seventh anniversary of the grant date if granted before the end of 1995 and on the fifth anniversary of the grant date if granted after 1995, unless the Director dies or otherwise ceases to serve as a Director of the Corporation or any other Thermo Electron company prior to that date.

             In addition, under the Directors Plan, outside Directors will also receive an annual grant of options to purchase 1,000 shares of Common Stock, commencing in 1999. The annual grant is made at the close of business on the date of Annual Meeting of the Stockholders to each outside Director then holding office, commencing with the Annual Meeting of Stockholders in 1999. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a Director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

             The exercise price for options that have been granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange for the five trading days preceding and including the date of grant. An aggregate of 400,000 shares of Common Stock has been reserved for issuance under the Directors Plan.

        STOCK OWNERSHIP

             The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of ThermoTrex and
                                        6
PAGE

        Thermo Electron, as of December 28, 1996, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of common stock, (ii) each Director and nominee for Director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all Directors and executive officers as a group.

             While certain Directors and executive officers of the Corporation are also directors and executive officers of ThermoTrex or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by ThermoTrex.

        STOCKTABLE

        (1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of ThermoTrex and Thermo Electron beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.

        (2) Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 25,960,996 shares beneficially owned by ThermoTrex, as to which shares each Director and executive officer and all members of such group disclaim ownership. Shares of Common Stock beneficially owned by Dr. Baldwin, Dr. Cain, Dr. Gyftopoulos, Mr. Hansen, Mr. Howard, Mr. Kelleher, Mr. Pellegrino, Mr. Rufeh, Mr. Spire, Dr. Tang, Mr. Weinstein, Mr. Wittenberg, Mr. Wurth, Dr. Zervas and all Directors and executive officers as a group include 61,400, 350,000, 61,400, 480,000, 43,200,
             77,000, 72,000,  44,240, 50,000,  304,000, 100,000,  68,000,
             150,000, 67,068 and 2,007,108 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all Directors and executive officers as a group include 513 shares allocated through September 28, 1996 to Dr. Zervas' account maintained pursuant to the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Pellegrino include 2,082 shares held in a trust of which Mr. Pellegrino's spouse is the trustee for the benefit of Mr. Pellegrino's minor child. Shares beneficially owned by Dr. Tang include 3,878 shares held by Dr. Tang's daughter. As of December 28, 1996, no Director or executive officer beneficially owned 1% or more of the Common Stock, other than Mr. Hansen, who beneficially owned 1.2%, and Mr. Pellegrino, who beneficially owned 1.0% of the Common Stock; all Directors and executive officers as a group beneficially owned 6.5% of Common Stock outstanding as of such date.


                                        7
PAGE

        (3) Shares of ThermoTrex common stock beneficially owned by Dr. Gyftopoulos, Mr. Hansen, Mr. Howard, Mr. Kelleher, Mr. Pellegrino, Mr. Rufeh, Dr. Tang, Mr. Weinstein, Mr. Wurth, Dr. Zervas and all Directors and executive officers as a group include 4,500, 100,000, 31,320, 10,400, 134,500,
             66,000, 63,318, 100,000, 22,500, 26,200 and 580,638  shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all Directors and executive officers as a group include 1,956 shares allocated through September 28, 1996 to Dr. Zervas' account maintained pursuant to ThermoTrex's
             Deferred  Compensation  Plan   for  Directors.        Shares
             beneficially owned by Mr. Pellegrino include10,408 shares held in a trust of which Mr. Pellegrino's spouse is the trustee for the benefit of Mr. Pellegrino's minor child. Shares beneficially owned by Mr. Tang include 2,025 shares held by Dr. Tang's daughter. As of December 28, 1996, no director or executive officer beneficially owned more than 1% of the ThermoTrex common stock outstanding as of such date, other than Mr. Pellegrino, who beneficially owned 4.1% of such common stock; all directors and executive officers as a group beneficially owned approximately 7.0% of the ThermoTrex common stock outstanding as of December 28, 1996.

        (4) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected in May 1996. Shares of Thermo Electron common stock beneficially owned by Dr. Gyftopoulos, Mr. Hansen, Mr. Howard, Mr. Kelleher, Mr. Pellegrino, Mr. Rufeh, Dr. Tang, Mr. Weinstein, Mr. Wittenberg, Mr. Wurth and all Directors and executive officers as a group include 9,375, 22,500, 47,361, 97,574, 115,875, 90,560, 23,850, 160,075, 24,750,
             7,500 and 1,041,892 shares, respectively, that such person or member of the group have the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Howard, Mr. Kelleher and all Directors and executive officers as a group include 3,040, 1,324 and 6,298 full shares, respectively, allocated through December 28, 1996 to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan. No Director or executive officer beneficially owned more than 1% of Thermo Electron's common stock outstanding as of such date; all Directors and executive officers as a group beneficially owned 1.0% of the common stock of Thermo Electron outstanding as of such date.

        (5) ThermoTrex owned 63.9% of the Common Stock outstanding as of December 28, 1996. ThermoTrex's address is 10455 Pacific Center Court, San Diego, California 92121. As of December 28, 1996, ThermoTrex had the power to elect all of the members of the Corporation's Board of Directors.

        Section 16(a) Beneficial Ownership Reporting Compliance
                                        8
PAGE

             Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of change in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1996, except in the following instances. The Forms 4 for the month of September 1996 filed on behalf of ThermoTrex and Thermo Electron, the beneficial owners of more than 10% of the Common Stock, reporting the exercise of an option to purchase 5,000 shares from ThermoTrex by an employee, was filed 74 days late on December 24, 1996. The Form 4 for the month of September 1996 filed on behalf of Thermo Electron also reported two additional exercises of options to purchase 10,000 and 600 shares by employees of Thermo Electron. The Form 4 for the month of November 1995 filed on behalf of Thermo Electron, reporting the exercise of an option to purchase 110,000 shares from Thermo Electron granted to an employee, was filed one month late.

        EXECUTIVE COMPENSATION

        Summary Compensation Table

             The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and four other most highly compensated executive officer (the "named executive officers") for the last full fiscal year from October 1, 1995 to September 28, 1996 ("fiscal 1996"), for the nine-month period from January 1, 1995 to September 30, 1995 ("fiscal 1995"), reflecting a change in the Corporation's fiscal year-end to the 52 or 53 week period ending on the Saturday closest to September 30, and for the preceding full fiscal year from January 2, 1994 to December 31, 1994 ("fiscal 1994").

             The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.

        SUMMARYCOMPTABLE

        (1)  Annual compensation for executive  officers is reviewed  and determined on a calendar year basis, even though the Corporation's fiscal year ends in September. The
                                        9
PAGE

             Corporation changed its fiscal year-end to September from December in 1995, and as a consequence, the salary data for fiscal 1995 reflects salary paid during the nine-month period from January 1, 1995 to September 30, 1995. Salary data for subsequent fiscal years represents salary paid during the Corporation's full fiscal year.

        (2) The bonus amount presented for fiscal 1995 represents the bonus paid for performance during calendar 1995. Bonuses have not yet been determined for calendar 1996; therefore, the bonus amounts shown for fiscal 1996 are estimates.

        (3) In addition to receiving options to purchase Common Stock (designated in the table as "TLZ"), executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), and Trex Medical Corporation (designated in the table as TXM).

        (4) Represents the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401(k) Plan.

        (5)  Mr.  Hansen  was  appointed  Chief  Executive  Officer   and
             President of the Corporation on May 1, 1995.

        (6) Mr. Wurth was appointed Vice President, Operations of the Corporation in June 1995.

        (7) In addition to $1,661, which represents the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401(k) Plan, the amount reported includes $2,698, which represents the amount of compensation attributable to an interest-free loan provided to Mr. Wurth in connection with his relocation to San Diego, California. See "Relationship with Affiliates".

        (8) Dr. Cain was appointed a Vice President of the Corporation in March 1995. Dr. Cain also serves as a Director of ThermoLyte Corporation, a majority owned subsidiary of Thermo Electron. Options granted to Dr. Cain in his capacity as a director of ThermoLyte are not included in the table as they were granted as compensation for service in a

                                       10
PAGE
             capacity other than in his capacity as an officer of the Corporation.

        (9) Mr. Sphire was appointed a Vice President of the Corporation on June 12, 1996.

        (10) Mr. Wittenberg was appointed a Vice President of the Corporation on January 9, 1996.

        Stock Options Granted During Fiscal 1996

             The following table sets forth information concerning individual grants of stock options by the Corporation and other Thermo Electron companies made during fiscal 1996 to the named executive officers in their capacities as officers of the Corporation. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.

        OPTIONTABLE


        (1) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two stock split effected in May 1996. All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

        (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%,
                                       11
PAGE
             compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

        (3) These options were granted under stock option plans maintained by Thermo Electron and accordingly are reported as a percentage to total options granted to employees of Thermo Electron and its public subsidiaries.

        Stock Options Exercised During Fiscal 1996

             The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options to purchase shares of Thermo Electron companies held at the end of fiscal 1996 by the named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.

        AGGREGATETABLE


        -
        (1) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two stock split effected in May 1996. All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end, except the options to purchase shares of ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years from the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the granting corporation or another Thermo Electron company. The granting Corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date.



                                       12
PAGE

        (2) No public market existed for the shares as of December 28, 1996. Accordingly, no value in excess of the exercise price has been attributed to these options.

        (3) Prior to his appointment as a Vice President of the Corporation in January 1996, Mr. Wittenberg was an associate general counsel of Thermo Electron. Mr. Wittenburg holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation, which were granted to him as compensation for his service as an associate general counsel. Those options are not reported in the table as they were granted as compensation for service in a capacity other than in his capacity as an officer of the Corporation.

        Employment Agreement

             In connection with the acquisition by the Corporation of CBI Laboratories, Inc. ("CBI") in 1993, Dr. Cain entered into a four-year employment agreement with CBI. Pursuant to the terms of this agreement, Dr. Cain will be paid a base salary of $150,000 per year and an annual bonus which in no event will exceed $100,000. In the event Dr. Cain ceases to be an employee of CBI, CBI is only obligated to continue paying salary to Dr. Cain under the terms of his employment agreement if CBI terminated Dr. Cain's employment without cause.

        RELATIONSHIP WITH AFFILIATES

             Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held, majority owned subsidiaries, including the Corporation which was created by ThermoTrex. From time to time, Thermo Electron and its subsidiaries will create other majority owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are referred to hereinafter as the "Thermo Subsidiaries".)

             Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4)
                                       13
PAGE

        Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

             To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

             The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by

                                       14
PAGE

        Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

             As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. Thermo Electron assessed the Corporation an annual fee equal to 1.2% and 1.25% of the Corporation's revenues for these services for calendar 1995 and for the periods prior to calendar 1995, respectively. Effective January 1, 1996, the fee was reduced to 1.0% of the Corporation's revenues. The fee may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $293,000 in fees under the Services Agreement. Management believes that these charges are reasonable and that the terms of the Services Agreement are representative of the expenses the Corporation would have incurred on a stand-alone basis. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on costs attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

             In addition to the foregoing, ThermoTrex provides certain services to the Corporation, including personnel administration, accounting, data processing, and general administrative management. The Corporation was charged $327,000 for these services in fiscal 1996.

             From time  to time,  the Corporation  may transact  business
        with other companies in the Thermo Group.   In fiscal 1996,  such
        transactions included the following.

             During fiscal 1996, the Corporation engaged the LORAD division of Trex Medical Corporation, a majority-owned subsidiary
                                       15
PAGE
        of ThermoTrex, to manufacture 143 laser systems at various prices for an aggregate cost of $8,549,000. As of September 28, 1996, the Corporation had committed to purchase 132 additional laser systems at an aggregate cost of $6,402,000.

             The Corporation subleases office and research facilities from ThermoTrex and is charged for the actual square footage occupied at approximately the same cost-per-square-foot paid by ThermoTrex under it prime lease. During fiscal 1996, the Corporation paid an aggregate of $125,000 under this arrangement. Currently, the cost of the area occupied by the Corporation is $342,000 per year.

             In August 1996, the Corporation loaned $125,000 to Mark H. Wurth, a Vice President and executive officer of the Corporation, in connection with Mr. Wurth's relocation to San Diego, California. The loan is non-interest bearing and is payable one year from the date of issue.

             As of September 28, 1996, $6,001,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        Stock Holding Assistance Plan

             In 1996, the Corporation adopted a stock holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a Stock Holding Assistance Plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. No such loans are currently outstanding under the plan.



        AAA970240037