Form 10-Q
period 1996-12-28
THERMOLASE CORP
filed 1997-02-04
CIK 901416

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended December 28, 1996.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                   Outstanding at January 24, 1997
          ----------------------------       -------------------------------
          Common Stock, $.01 par value                  40,562,810
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                 December 28,  September 28,
    (In thousands)                                       1996           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $22,230       $ 7,923
      Available-for-sale investments, at quoted
        market value (amortized cost of $17,207
        and $44,205)                                   17,173        44,132
      Accounts receivable, less allowances of
        $379 and $319                                   4,305         4,572
      Inventories:
        Raw materials and supplies                      1,797         1,521
        Work in process and finished goods              2,689         2,748
      Prepaid expenses                                    455           408
      Prepaid income taxes                              3,395         1,882
                                                      -------       -------
                                                       52,044        63,186
                                                      -------       -------

    Property and Equipment, at Cost (Note 2)           30,527        21,343

      Less: Accumulated depreciation and amortization   2,621         2,020
                                                      -------       -------
                                                       27,906        19,323
                                                      -------       -------

    Other Assets                                        4,725         4,679
                                                      -------       -------

    Cost in Excess of Net Assets of Acquired Company    8,273         8,332
                                                      -------       -------
                                                      $92,948       $95,520
                                                      =======       =======



                                        2PAGE

                             THERMOLASE CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                 December 28,  September 28,
    (In thousands except share amounts)                  1996           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                $ 3,201       $ 5,179
      Accrued payroll and employee benefits             1,405         1,008
      Deferred revenue                                  1,776           913
      Other accrued expenses                            3,357         1,791
      Due to parent company and affiliated companies    6,847         7,098
                                                      -------       -------
                                                       16,586        15,989
                                                      -------       -------
    Deferred Lease Liability                              764           494
                                                      -------       -------
    Common Stock Subject to Redemption (Note 3)         2,613             -
                                                      -------       -------
    Shareholders' Investment:
      Common stock, $.01 par value,
        100,000,000 shares authorized;
        40,807,932 and 40,803,932 shares issued           408           408
      Capital in excess of par value                   82,240        85,813
      Accumulated deficit                              (4,905)       (3,516)
      Treasury stock at cost, 224,058
        and 116,570 shares                             (4,736)       (3,621)
      Net unrealized loss on
        available-for-sale investments                    (22)          (47)
                                                      -------       -------
                                                       72,985        79,037
                                                      -------       -------
                                                      $92,948       $95,520
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                  --------------------------
                                                  December 28,  December 30,
    (In thousands except per share amounts)               1996          1995
    ------------------------------------------------------------------------
    Revenues:
      Product revenues                                $ 6,046       $ 7,342
      Service revenues                                  2,564            58
                                                      -------       -------
                                                        8,610         7,400
                                                      -------       -------
    Costs and Operating Expenses:
      Cost of product revenues                          4,015         4,721
      Cost of service revenues                          2,812           439
      Selling, general and administrative expenses      4,214         2,599
      Research and development expenses                   909           525
                                                      -------       -------
                                                       11,950         8,284
                                                      -------       -------

    Operating Loss                                     (3,340)         (884)

    Interest Income                                       616           938
                                                      -------       -------

    Income (Loss) Before Income Taxes                  (2,724)           54

    Income Tax (Provision) Benefit                      1,335          (136)
                                                      -------       -------
    Net Loss                                          $(1,389)      $   (82)
                                                      =======       =======
    Loss per Share                                    $  (.03)      $     -
                                                      =======       =======
    Weighted Average Shares                            40,685        40,091
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.






                                        4PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                                  --------------------------
                                                  December 28,  December 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net loss                                        $ (1,389)    $    (82)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                    691          261
          Provision for losses on accounts receivable       60           74
          Deferred lease liability                         270            -
          Changes in current accounts:
            Accounts receivable                            207       (1,489)
            Inventories                                   (217)          14
            Other current assets                        (1,573)           5
            Accounts payable                            (1,978)        (252)
            Other current liabilities                      754          315
                                                      --------     --------
    Net cash used in operating activities               (3,175)      (1,154)
                                                      --------     --------
    Investing Activities:
      Purchases of available-for-sale investments            -      (24,500)
      Proceeds from sale and maturities of
        available-for-sale investments                  26,500       22,500
      Purchases of property and equipment               (7,386)        (961)
      Other                                                443          280
                                                      --------     --------
    Net cash provided by (used in) investing
      activities                                        19,557       (2,681)
                                                      --------     --------
    Financing Activities:
      Net proceeds from issuance of Company common
        stock and sale of put options (Note 3)             384           23
      Payment of withholding taxes related to stock
        option exercises                                  (280)           -
      Purchases of Company common stock                 (2,179)           -
                                                      --------     --------
    Net cash provided by (used in) financing
      activities                                        (2,075)          23
                                                      --------     --------
    Increase (Decrease) in Cash and Cash Equivalents    14,307       (3,812)
    Cash and Cash Equivalents at Beginning of Period     7,923       13,146
                                                      --------     --------

    Cash and Cash Equivalents at End of Period        $ 22,230     $  9,334
                                                      ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                             THERMOLASE CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at December 28, 1996, the results of operations for the three-month periods ended December 28, 1996 and December 30, 1995, and the cash flows for the three-month periods ended December 28, 1996 and December 30, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    2.  Related Party Transaction

        During the three months ended December 28, 1996, the Company purchased laser systems from Trex Medical Corporation, a publicly traded, majority-owned subsidiary of ThermoTrex Corporation, at an aggregate cost of $3,880,000.

    3.  Common Stock Subject to Redemption

        In September 1996, the Company's Board of Directors authorized the repurchase by the Company of up to $10,000,000 of Company common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on the Company's common stock. During the first quarter of fiscal 1997, the Company repurchased 137,500 shares of its common stock in market transactions for $2,179,000. As of December 28, 1996, the Company had contingent obligations under outstanding put options, which are exercisable only on April 18, 1997, and expire on such date, to repurchase up to 145,800 shares of its common stock at various prices for an aggregate price of $2,613,000, which has been reclassified to "Common stock subject to redemption" in the accompanying balance sheet.

                                        6PAGE

                             THERMOLASE CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company has developed a laser-based system called SoftLight(SM) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial salon (Spa Thira) in La Jolla, California, in November 1995. The Company opened additional salons in Dallas in June 1996 and in Houston and Beverly Hills in September 1996. During the first quarter of fiscal 1997, the Company opened three new salons: in Denver in October 1996, in Boca Raton in November 1996, and in suburban Detroit in December 1996. The Company also opened a spa in suburban Minneapolis in January 1997, and plans to open salons in Greenwich, Connecticut, and Manhasset, New York in February 1997. In addition, the Company has signed leases for two additional sites: in Palm Beach, Florida, and Newport Beach, California.

        In June 1996, the Company commenced a program to license to doctors and others the right to perform the Company's patented SoftLight hair-removal procedure. In this program, the Company licenses its technology and receives a one-time fee and a per-procedure royalty that varies depending on the location treated. The Company also provides the licensees with the lasers and lotion that are necessary to perform the service.

        The Company is marketing the SoftLight system internationally through joint ventures and other licensing arrangements, including separate joint ventures established in Japan in January 1996 and in France in November 1996, a licensing arrangement established in Saudi Arabia in November 1996, and a licensing arrangement established in Tunisia and Belgium on December 31, 1996.

                                        7PAGE

                             THERMOLASE CORPORATION

        The Company also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

    Results of Operations

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996

        Revenues increased 16% to $8,610,000 in the first quarter of fiscal 1997 from $7,400,000 in the first quarter of fiscal 1996. The Company, which opened three additional spas during the quarter, for a total of seven Spa Thira salons, earned revenues of $1,485,000 in the first quarter of fiscal 1997, compared with $58,000 in the first quarter of fiscal 1996 from the November opening of its first spa. Under the current pricing structure, the majority of spa clients pay a fixed fee in advance to receive a series of treatments, as necessary. Consequently, the Company defers revenue related to such payments, which is recognized over the anticipated treatment period. As the Company collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected.

        In addition, the Company's revenues in the first quarter of fiscal 1997 include $771,000 in SoftLight licensing fees from its licensing program with 70 physicians and $308,000 of international licensing fees. No SoftLight licensing fees were earned in the first quarter of fiscal 1996. Revenues at CBI decreased to $6,046,000 in the first quarter of 1997 from $7,342,000 in the first quarter of fiscal 1996, primarily due to an unusually large order shipped to a single customer in the first quarter of fiscal 1996. The Company estimates that CBI will continue to represent a smaller portion of total revenues as revenues from hair-removal services increase.

        The gross profit margin in the first quarter of 1997 was 21%, compared with 30% in the first quarter of 1996. The decline was primarily due to the early operations of the Spa Thira business, which has been operating below maximum capacity as the Company develops a client base and continues refining its operating procedures, and due to pre-opening costs incurred in connection with new spa openings. This decrease was offset in part by the effect of SoftLight licensing fees, which have a relatively high gross profit margin. As the Company opens additional Spa Thira locations in fiscal 1997, higher gross profit margins from the more mature spas will be more than offset by lower margins from the relatively large number of newly opened spas, each of which operates below maximum capacity as it develops its client base. In addition, gross profit margins will be depressed by higher pre-opening costs. The Company's decline in gross profit margin also resulted from slightly lower margins on the sale of skin-care and other personal-care products at CBI due to a shift to lower-margin products.

        Selling, general, and administrative expenses as a percentage of revenues increased to 49% in the first quarter of fiscal 1997 from 35% in the first quarter of fiscal 1996. The increase was primarily due to costs related to setting up a personal-care service organization for the Spa

                                        8PAGE

                             THERMOLASE CORPORATION

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996
    (continued)

    Thira salons and SoftLight licensing programs, including the hiring of senior management and administrative staff.

        Research and development expenses increased to $909,000 in the first quarter of fiscal 1997 from $525,000 in the first quarter of fiscal 1996. The Company expects its research and development expenses to continue to exceed fiscal 1996 levels, due to increased pre-clinical and clinical research related to improving the effectiveness of the Company's hair-removal process and developing its skin-rejuvenation process, and the investigation of other health and beauty applications for its proprietary laser technology.

        Interest income decreased to $616,000 in the first quarter of fiscal 1997 from $938,000 in the first quarter of fiscal 1996, primarily as a result of lower average invested balances, which resulted primarily from property and equipment expenditures for the Company's Spa Thira salons and SoftLight licensing programs.

        The effective tax rate in each period differs from the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired company, incurred in connection with the acquisition of CBI, and the impact of state income taxes.

    Liquidity and Capital Resources

        Working capital was $35,458,000 at December 28, 1996, compared with $47,197,000 at September 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $39,403,000 at December 28, 1996, compared with $52,055,000 at September 28, 1996. Operating activities used $3,175,000 of cash during the first quarter of fiscal 1997, primarily due to the Company's loss before income taxes.

        During the first quarter of fiscal 1997, the Company expended $7,386,000 for purchases of property and equipment, including the purchase of laser systems at an aggregate cost of $3,880,000 from Trex Medical Corporation, a publicly traded, majority-owned subsidiary of ThermoTrex Corporation (ThermoTrex). The Company has committed to purchase additional laser systems at an aggregate cost of $2,522,000.

        In September 1996, the Company's Board of Directors authorized the repurchase by the Company of up to $10,000,000 of Company common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on the Company's common stock. During the first quarter of fiscal 1997, the Company repurchased 137,500 shares of its common stock in market transactions for $2,179,000. As of December 28, 1996, the Company had contingent obligations under outstanding put options, which are exercisable only on April 18, 1997, to repurchase up to 145,800 shares of its common stock for $2,613,000 (Note 3).

        In November 1996, the Company entered into a joint venture agreement to market its SoftLight system in France, as well as its laser-based

                                        9PAGE

                             THERMOLASE CORPORATION
    skin-rejuvenation process, if and when available. In January 1997, the Company contributed $1,027,000 to the joint venture, and has committed to provide up to an additional $4,000,000 to fund its working capital requirements, in exchange for the Company's 50% stake in the joint venture.

        In January 1997, the Company filed with the Securities and Exchange Commission a registration statement related to its intention to offer its shareholders the opportunity to exchange one share of existing Company common stock and $3.00 for a new unit consisting of one share of Company common stock and one redemption right. Shareholders would have the option to deliver shares of Company common stock in lieu of cash to cover the $3.00 per share amount. The redemption right would entitle the holder to sell the related share of common stock to the Company for $20.25 during the first 20 business days after the fourth anniversary of the closing of the exchange offer. The redemption right would not detach, or trade separately, from the related share of common stock. The redemption right would expire and become worthless if the closing price of Company common stock has been at least $26.00 for 20 of any 30 consecutive trading days following the expiration of the exchange offer. If more than 2,000,000 shares of Company common stock are tendered in the exchange offer, acceptances would be reduced pro rata. The Company's obligations under the redemption rights would be guaranteed on a subordinated basis by Thermo Electron Corporation (Thermo Electron), the Company's ultimate parent corporation. The exchange offer would be subject to several conditions, including the effectiveness of the registration statement, listing of the new units by the American Stock Exchange, and acceptance of the offer by the holders of at least 500,000 shares. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The above description of the proposed exchange offer shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state. Copies of the prospectus relating to the offering may be obtained from the Prospectus Department, NatWest Securities Limited, 175 Water Street, New York, New York, 10038.

        In addition to the suburban Minneapolis, Greenwich, Connecticut, and Manhasset, New York spas that were under construction as of December 28, 1996, the Company has signed leases in Palm Beach, Florida, and Newport Beach, California, where it plans to open additional Spa Thiras. In total, the Company plans to open between 10 and 20 spas in various parts of the United States during fiscal 1997. Depending on the size of the spa, each facility will require approximately $1,500,000 to $2,500,000 for such items as leasehold improvements and laser systems. In addition, the Company expects to expend between $6,000,000 and $8,000,000 during the remainder of fiscal 1997 for equipment related to its SoftLight licensing programs. Accordingly, the Company's future capital expenditures will largely be affected by the number of Spa Thira

                                       10PAGE

                             THERMOLASE CORPORATION
    locations that can be developed and the number of doctors engaged in the licensing program. The Company expects that it will finance its capital requirements through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from ThermoTrex or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.













                                       11PAGE

                             THERMOLASE CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of February 1997.

                                                 THERMOLASE CORPORATION



                                                 Paul F. Kelleher
                                                 --------------------
                                                 Paul F. Kelleher
                                                 Chief Accounting Officer



                                                 John N. Hatsopoulos
                                                 --------------------
                                                 John N. Hatsopoulos
                                                 Vice President and
                                                 Chief Financial Officer
















                                       12PAGE

                             THERMOLASE CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

     10.1*      Franchise Agreement with the Effective Date of
                December 31, 1996 between the Company and Yves Micheli.

     27         Financial Data Schedule.


    * Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.