Form 10-K/A
period 1996-09-28
THERMOLASE CORP
filed 1997-02-19
CIK 901416

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                 __________________________________________

                        AMENDMENT NO. 2 ON FORM 10-K/A
                                 TO FORM 10-K
(mark one)

 X
___ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996

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

      Registrant's telephone number, including area code: (619) 646-5700

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class       Name of Exchange on which registered
         ----------------------------   -------------------------------------
         Common Stock, $.01 par value          American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days. Yes  X   No
                               ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1997, was approximately $183,396,045.

As of January 30, 1997, the Registrant had 40,700,310 shares of Common Stock outstanding.

ThermoLase Corporation Amendment No. 2
on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended September 28, 1996



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

        Part III, Item 10.              Directors and Executive
                                        Officers of the Registrant.
                                        --------------------------

        Part III, Item 11.              Executive Compensation.
                                        ----------------------
        Part III, Item 12.              Security Ownership of Certain
                                        Beneficial Owners and Management.
                                        --------------------------------

        Part III, Item 13.              Certain Relationships and Transactions.
                                        --------------------------------------

        Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 are hereby amended and restated in their entirety as contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.


                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                                THERMOLASE CORPORATION


                                                By: /s/ Jonathan W. Painter
                                                   ---------------------------
                                                        Jonathan W. Painter
                                                        Treasurer

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

--------------------------------------------------------------------------------
CARLISS Y. BALDWIN           Dr. Baldwin, 46, has been a Director of the
                             Corporation since June 1994.  Dr. Baldwin has been
                             the William L. White Professor of Business
                             Administration, Harvard Business School, since
                             1988.  She is also a director of the Federal Home
                             Loan Bank of Boston.
--------------------------------------------------------------------------------
ELIAS P. GYFTOPOULOS         Dr. Gyftopoulos, 69, has been a Director of the
                             Corporation since September 1994. Dr. Gyftopoulos
                             is Professor Emeritus of the Massachusetts
                             Institute of Technology, where he was the Ford
                             Professor of Mechanical Engineering and of Nuclear
                             Engineering for more than 20 years until his
                             retirement in September 1996.  Dr. Gyftopoulos is
                             also a director of Thermo BioAnalysis Corporation,
                             Thermo Cardiosystems Inc., Thermo Electron, Thermo
                             Remediation Inc., ThermoSpectra Corporation,
                             Thermo Voltek Corp. and Trex Medical Corporation.
--------------------------------------------------------------------------------
JOHN C. HANSEN               Mr. Hansen, 37, has been a Director of the
                             Corporation since February 1996 and its President
                             and Chief Executive Officer since May 1995.  From
                             1990 until joining the Corporation, Mr. Hansen was
                             President of Dolphin Acquisition Corp., a
                             skin-care products retailer operating under the
                             name Bare Escentuals, and from 1988 until 1990 he
                             was Vice President, Retail, of Performance, Inc.,
                             a direct marketer and retailer of cycling products.
--------------------------------------------------------------------------------
ROBERT C. HOWARD             Mr. Howard, 66, has been a Director of the
                             Corporation since its inception in December 1992.
                             Mr. Howard was an Executive Vice President of
                             Thermo Electron from 1986 until his retirement in
                             January 1997.  He is also a director of Thermedics
                             Inc., Thermo Cardiosystems Inc., Thermo Power
                             Corporation, ThermoTrex Corporation and Trex
                             Medical Corporation.
--------------------------------------------------------------------------------
PAUL F. KELLEHER             Mr. Kelleher, 54, has been Chief Accounting
                             Officer of the Corporation since its inception in
                             December 1992 and a Director since March 1994.
                             Mr. Kelleher has been Vice President, Finance, of
                             Thermo Electron since 1987 and served as its
                             Controller from 1982 to January 1996.
--------------------------------------------------------------------------------
ANTHONY J. PELLEGRINO        Mr. Pellegrino, 56, has been a Director of the
                             Company since its inception in  December 1992.
                             Mr. Pellegrino has been a Senior Vice President of
                             ThermoTrex since July 1995 and was chairman of
                             LORAD Corporation, a manufacturer of mammography
                             equipment that was acquired by ThermoTrex in
                             November 1992, for more than five years prior to
                             that time.  Mr. Pellegrino is also a director of
                             ThermoQuest Corporation and Trex Medical
                             Corporation.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FIROOZ RUFEH                 Mr. Rufeh, 59, has been a Director of the
                             Corporation since its inception in December 1992.
                             He was also Vice Chairman of the Board of
                             Directors from February 1996 until February 1997.
                             From December 1992 until May 1995, he was Chief
                             Executive Officer of the Corporation, and from May
                             1995 to February 1996, he was also its Chairman of
                             the Board.   Mr. Rufeh was also President of
                             ThermoTrex Corporation from 1988 and a Vice
                             President of Thermo Electron from January 1986,
                             positions he held until February 1997.  Beginning
                             February 15, 1997, Mr. Rufeh will be a consultant
                             to Thermo Electron.  He is also a director  of
                             ThermoTrex Corporation and Trex Medical
                             Corporation.
--------------------------------------------------------------------------------
KENNETH Y. TANG              Dr. Tang, 49, has been a Director of the
                             Corporation since June 1995.  Dr. Tang has been
                             Senior Vice President of ThermoTrex Corporation
                             for more than five years.  He is also a director
                             of Trex Medical Corporation.
--------------------------------------------------------------------------------
GARY S. WEINSTEIN            Mr. Weinstein, 39, has been  a Director and the
                             Chairman of the Board of the Corporation since
                             February 1996.  Since February 1996, Mr. Weinstein
                             has also been Chairman and Chief Executive Officer
                             of ThermoTrex and a Vice President of Thermo
                             Electron.  Mr. Weinstein was a Managing Director
                             of Lehman Brothers Inc. from 1992 until February
                             1996, serving from March 1995 until leaving the
                             firm as Managing Director, head of Global
                             Syndicate and Equity Capital Markets. Mr.
                             Weinstein joined Lehman Brothers in 1988 and
                             served in various positions, including head of
                             Equities in Europe, head of Equity New Issues in
                             North and South America and head of Global
                             Convertible Securities.  Mr. Weinstein is also a
                             director of ThermoTrex Corporation and Trex
                             Medical Corporation.
--------------------------------------------------------------------------------
DR. NICHOLAS T. ZERVAS       Dr. Zervas, 67, has been a Director of the
                             Corporation since its inception in December 1992,
                             and has been Chief of Neurological Service,
                             Massachusetts General Hospital, since 1977.  Dr.
                             Zervas is also a director of Thermedics Inc.,
                             Thermo Cardiosystems Inc., and ThermoTrex
                             Corporation.
--------------------------------------------------------------------------------

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

     DEFERRED COMPENSATION PLAN FOR DIRECTORS

     Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he or she ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of ThermoTrex or Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of ThermoTrex or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued on the date of deferral as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 100,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of December 28, 1996,
796.01 deferred units had been accumulated under the Deferred Compensation Plan.

     DIRECTORS STOCK OPTION PLAN

     The Corporation has adopted a directors stock option plan (the "Directors Plan") providing for the grant of stock options to purchase shares of the Common Stock to outside Directors as additional compensation for their service as Directors, which was amended in 1995. The Directors Plan provides for the grant of stock options upon a Director's initial appointment and, beginning in 1999, awards options to purchase 1,000 shares annually to outside Directors.


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

STOCK OWNERSHIP POLICIES FOR DIRECTORS

     During fiscal 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy for Directors. The stock holding policy requires each Director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other executive officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

     In addition, the Committee adopted a policy requiring Directors to hold a certain number of shares of the Corporation's Common Stock acquired upon the exercise of stock options. Under this policy, Directors are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers. Under this policy, the executive officers are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option.

                                STOCK OWNERSHIP

     The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of ThermoTrex and Thermo Electron, as of December 28, 1996, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of common stock, (ii) each Director and nominee for Director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all Directors and executive officers as a group.


     While certain Directors and executive officers of the Corporation are also directors and executive officers of ThermoTrex or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by ThermoTrex.

                                            THERMOLASE       THERMOTREX     THERMO ELECTRON
                NAME (1)                  CORPORATION (2)  CORPORATION (3)  CORPORATION (4)
                --------                  ---------------  --------------   ---------------
ThermoTrex Corporation (5)...............     25,960,996              N/A               N/A
Carliss Y. Baldwin.......................         61,400                0             1,000
Paul E. Cain.............................        357,400              753               898
Elias P. Gyftopoulos.....................         61,400            4,500            71,070
John C. Hansen...........................        504,831          100,353            22,913
Robert C. Howard.........................         70,181           35,554           194,493
Paul F. Kelleher.........................         83,300           10,400           144,998
Anthony J. Pellegrino....................        408,582          807,021           115,875
Firooz Rufeh.............................        260,694          100,541           133,286
Raymond D. Sphire........................         50,000               86               100
Kenneth Y. Tang..........................        354,318           79,516            26,033
Gary S. Weinstein........................        168,044          110,000           160,412
Charles K. Wittenberg....................         68,000                0            24,750
Mark H. Wurth............................        150,000           22,620             7,780
Nicholas T. Zervas.......................         87,020           28,261                 0
All Directors and current executive
officers as a group (16 persons).........      2,773,390        1,324,244         1,476,435

(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of ThermoTrex and Thermo Electron beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.

(2) Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 25,960,996 shares beneficially owned by ThermoTrex, as to which shares each Director and executive officer and all members of such group disclaim ownership. Shares of Common Stock beneficially owned by Dr. Baldwin, Dr. Cain, Dr. Gyftopoulos, Mr. Hansen, Mr. Howard, Mr. Kelleher, Mr. Pellegrino, Mr. Rufeh, Mr. Sphire, Dr. Tang, Mr. Weinstein, Mr. Wittenberg, Mr. Wurth, Dr. Zervas and all Directors and executive officers as a group include 61,400, 350,000, 61,400, 480,000, 43,200, 77,000,
     72,000, 44,240, 50,000, 304,000, 100,000, 68,000, 150,000, 67,068 and
     2,007,108 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all Directors and executive officers as a group include 796 shares allocated through December 28, 1996 to Dr. Zervas' account maintained pursuant to the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Pellegrino include 2,082 shares held in a trust of which Mr. Pellegrino's spouse is the trustee for the benefit of Mr. Pellegrino's minor child. Shares beneficially owned by Dr. Tang include 3,878 shares held by Dr. Tang's daughter. As of December 28, 1996, no Director or executive officer beneficially owned 1% or more of the Common Stock, other than Mr. Hansen, who beneficially owned 1.2%, and Mr. Pellegrino, who beneficially owned 1.0% of the Common Stock; all Directors and executive officers as a group beneficially owned 6.5% of Common Stock outstanding as of such date.


(3) Shares of ThermoTrex common stock beneficially owned by Dr. Gyftopoulos, Mr. Hansen, Mr. Howard, Mr. Kelleher, Mr. Pellegrino, Mr. Rufeh, Dr. Tang, Mr. Weinstein, Mr. Wurth, Dr. Zervas and all Directors and executive officers as a group include 4,500, 100,000, 31,320, 10,400, 134,500,
     66,000, 63,318, 100,000, 22,500, 26,200 and 580,638 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all Directors and executive officers as a group include 2,061 shares allocated through December 28, 1996 to Dr.Zervas' account maintained pursuant to ThermoTrex's deferred compensation plan for directors. Shares beneficially owned by Mr. Pellegrino include 10,408 shares held in a trust of which Mr. Pellegrino's spouse is the trustee for the benefit of Mr. Pellegrino's minor child. Shares beneficially owned by Mr. Tang include 2,025 shares held by Dr. Tang's daughter. As of December 28, 1996, no director or executive officer beneficially owned more than 1% of the ThermoTrex common stock outstanding as of such date, other than Mr. Pellegrino, who beneficially owned 4.1% of such common stock; all directors and executive officers as a group beneficially owned approximately 6.7% of the ThermoTrex common stock outstanding as of December 28, 1996.


(4) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of Thermo Electron common stock beneficially owned by Dr. Gyftopoulos, Mr. Hansen, Mr. Howard, Mr. Kelleher, Mr. Pellegrino, Mr. Rufeh, Dr. Tang, Mr. Weinstein, Mr. Wittenberg, Mr. Wurth and all Directors and executive officers as a group include 9,375, 22,500, 47,361, 97,574, 115,875, 90,560, 23,850, 160,075, 24,750, 7,500 and
     1,041,892 shares, respectively, that such person or member of the group have the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Howard, Mr. Kelleher and all Directors and executive officers as a group include 3,040, 1,324 and 6,298 full shares, respectively, allocated through December 28, 1996 to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan. No Director or executive officer beneficially owned more than 1% of Thermo Electron's common stock outstanding as of such date; all Directors and executive officers as a group beneficially owned 1.0% of the common stock of Thermo Electron outstanding as of such date.


(5) ThermoTrex owned 63.9% of the Common Stock outstanding as of December 28, 1996. ThermoTrex's address is 10455 Pacific Center Court, San Diego, California 92121. As of December 28, 1996, ThermoTrex had the power to elect all of the members of the Corporation's Board of Directors. ThermoTrex is a majority owned subsidiary of Thermo Electron and therefore, Thermo Electron may be deemed a beneficial owner of the shares of Common Stock beneficially owned by ThermoTrex. Thermo Electron disclaims beneficial ownership of these shares.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of change in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1996, except in the following instances. ThermoTrex, the Corporation's parent company, had one late Form 4 reporting one transaction. Thermo Electron, the parent company of ThermoTrex had two late Forms 4 reporting four transactions, which included the transaction reported late by ThermoTrex.

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

                                                    SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                                                           LONG TERM
                                                                         COMPENSATION
                                                                         ------------
                                                                          SECURITIES
                                      ANNUAL COMPENSATION             UNDERLYING  OPTIONS
    NAME AND PRINCIPAL       FISCAL   -------------------             (NO. OF SHARES AND             ALL OTHER
         POSITION             YEAR    SALARY        BONUS                COMPANY) (3)           COMPENSATION (4)
         --------             ----    ------        -----               ------------            ----------------
John C. Hansen (5)           1996     $225,000      $115,000 (2)       22,500   (TMO)                 $2,674
  Chief Executive Officer                                               2,000   (TBA)
  and President                                                         2,000   (TFG)
                                                                        2,000   (TLT)
                                                                        6,000   (TOC)
                                                                        6,000   (TMQ)
                                                                        2,000   (TSR)
                                                                        4,000   (TXM)
                             1995     $168,750 (1)   $48,000 (5)      600,000   (TLZ)                     --
                                                                      100,000   (TKN)
---------------------------------------------------------------------------------------------------------------------------
Mark H. Wurth (6)            1996     $160,000       $60,000 (2)        7,500   (TMO)                 $4,359 (7)
  Vice President, Operations 1995     $ 53,333 (1)   $30,000 (6)      150,000   (TLZ)                     --
                                                                       25,000   (TKN)
---------------------------------------------------------------------------------------------------------------------------
Dr. Paul E. Cain (8)         1996     $150,000       $10,000 (2)           --                         $5,888
  Vice President             1995     $112,500 (1)   $18,000               --                         $6,840
                             1994     $150,000       $98,000               --                             --
---------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Raymond D. Sphire (9)        1996     $100,000        $36,000 (2)      30,000   (TLZ)                     --
   Vice President
--------------------------------------------------------------------------------------------------------------------------
Charles K. Wittenberg (10)   1996     $ 67,500        $45,000 (2)      68,000   (TLZ)                 $5,321
   Vice President
--------------------------------------------------------------------------------------------------------------------------

(1) Annual compensation for executive officers is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September. The Corporation changed its fiscal year-end to September from December in 1995, and as a consequence, the salary data for fiscal 1995 reflects salary paid during the nine-month period from January 1, 1995 to September 30, 1995. Salary data for subsequent fiscal years represents salary paid during the Corporation's full fiscal year.

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

(5) Mr. Hansen was appointed Chief Executive Officer and President of the Corporation on May 1, 1995. The bonus reported for Mr. Hansen for fiscal 1995 represents the bonus paid for the eight-month period from the commencement of his employment through December 1995.

(6) Mr. Wurth was appointed Vice President, Operations of the Corporation in June 1995. The bonus reported for Mr. Wurth for fiscal 1995 represents the bonus paid for the seven-month period from the commencement of his employment through December 1995.

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

(9) Mr. Sphire was appointed a Vice President of the Corporation on June 11, 1996. The bonus reported for Mr. Sphire for fiscal 1995 represents the bonus attributable to calendar 1995 performance.

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

                                              OPTION GRANTS IN FISCAL 1996
-------------------------------------------------------------------------------------------------------------
                                              PERCENT OF                                 POTENTIAL REALIZABLE
                                                 TOTAL                                     VALUE AT ASSUMED
                                                OPTIONS                                 ANNUAL RATES OF STOCK
                              NUMBER OF       GRANTED TO        EXERCISE                PRICE APPRECIATION FOR
                             SECURITIES        EMPLOYEES         PRICE                     OPTION TERM (2)
                         UNDERLYING OPTIONS    IN FISCAL          PER     EXPIRATION       ---------------
         NAME                GRANTED (1)         YEAR            SHARE       DATE           5%          10%
         ----                -----------         ----            -----       ----           --          ---
John C. Hansen              22,500  (TMO)            1.4%  (3)    $32.60    11/28/07    $583,650   $1,568,475
                             2,000  (TBA)            0.2%  (3)    $10.00     3/11/08     $15,920      $42,760
                             2,000  (TFG)            0.4%  (3)    $10.00     9/12/08     $15,920      $42,760
                             2,000  (TLT)            0.6%  (3)    $10.00     3/11/08     $15,920      $42,760
                             6,000  (TOC)            0.2%  (3)    $12.00      4/9/08     $57,300     $153,960
                             6,000  (TMQ)            0.2%  (3)    $13.00     3/11/08     $62,100     $166,800
                             2,000  (TSR)            0.4%  (3)    $14.00     3/11/08     $22,280      $59,880
                             4,000  (TXM)            0.2%  (3)    $11.00     3/11/08     $35,000      $94,080
-------------------------------------------------------------------------------------------------------------
Mark H. Wurth.....           7,500  (TMO)            0.5%  (3)    $32.60    11/28/07    $194,550     $522,825
-------------------------------------------------------------------------------------------------------------
Paul E. Cain......              --                    --              --          --          --           --
-------------------------------------------------------------------------------------------------------------
Raymond D.                  30,000  (TLZ)           16.3%         $23.55     9/12/08    $562,200   $1,510,800
Sphire ...........
-------------------------------------------------------------------------------------------------------------
Charles K.                  40,000  (TLZ)           21.7%         $23.48      1/9/08    $747,600   $2,008,400
Wittenberg........          28,000  (TLZ)           15.2%         $23.55     9/12/08    $524,720   $1,410,080
-------------------------------------------------------------------------------------------------------------

(1) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two stock split distributed in June 1996 in the form of a 50% stock dividend. All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

(2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

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

             AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL
--------------------------------------------------------------------------------
                          1996 YEAR-END OPTION VALUES
--------------------------------------------------------------------------------

                                                                        NO. OF UNEXERCISED
                                                  SHARES               OPTIONS AT FISCAL        VALUE OF
                                                 ACQUIRED                   YEAR-END           UNEXERCISED
                                                    ON       VALUE       (EXERCISABLE/        IN-THE-MONEY
           NAME              COMPANY             EXERCISE   REALIZED   UNEXERCISABLE) (1)        OPTIONS
           ----              -------             --------   --------   ------------------        ---------
John C. Hansen.............. ThermoLase           120,000  $2,041,200    480,000  /0       $5,584,800  /--
                             ThermoTrex              -           -       100,000  /0       $1,487,500  /--
                             Thermo Electron         -           -        22,500  /0         $174,938  /--
                             Thermo BioAnalysis      -           -         2,000  /0           $7,750  /--
                             Thermo Fibergen         -           -         2,000  /0           $5,250  /--
                             ThermoLyte              -           -             0  /2,000           --  / $0 (2)
                             Thermo Optek            -           -         6,000  /0          $18,000  /--
                             ThermoQuest             -           -         6,000  /0           $3,000  /--
                             Thermo Sentron          -           -         2,000  /0               $0  /--
                             Trex Medical            -           -         4,000  /0          $37,000  /--
-----------------------------------------------------------------------------------------------------------------
Mark H. Wurth................ThermoLase              -           -       150,000  /0       $1,286,250  /--
                             ThermoTrex             2,500     $63,063     22,500  /0         $291,938  /--
                             Thermo Electron         -           -         7,500  /0          $58,313  /--
-----------------------------------------------------------------------------------------------------------------
Paul E. Cain.................ThermoLase            50,000  $1,012,500    350,000  /0       $7,306,250  /--
-----------------------------------------------------------------------------------------------------------------
Raymond D. Sphire............ThermoLase              --         --        50,000  /0          $56,900  /--
-----------------------------------------------------------------------------------------------------------------
Charles K.
Wittenberg (3)...............ThermoLase              --         --        68,000  /0               $0  /--
-----------------------------------------------------------------------------------------------------------------

(1) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two stock split distributed in June 1996 in the form of a 50% stock dividend. All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end, except the options to purchase shares of ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years from the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the granting corporation or another Thermo Electron company. The granting Corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo

     Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date.


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


     Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly,
(2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.


     To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to , or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.


     The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

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


     From time to time, the Corporation may transact business with other
companies in the Thermo Group.   In fiscal 1996, such transactions included the
following:


     ThermoTrex provides certain services to the Corporation, including personnel administration, accounting, data processing, and general administrative management. The Corporation was charged $327,000 for these services in fiscal 1996.


     During fiscal 1996, the Corporation engaged the LORAD division of Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex, to manufacture 143 laser systems at various prices for an aggregate cost of $8,549,000. As of September 28, 1996, the Corporation had committed to purchase 132 additional laser systems at an aggregate cost of $6,402,000.


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