Form 10-K/A
period 1996-09-28
THERMOLASE CORP
filed 1997-03-04
CIK 901416

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------
                         AMENDMENT NO. 3 ON FORM 10-K/A
                                  TO FORM 10-K
    (mark one)
    [ X ]Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended September 28, 1996

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

       Registrant's telephone number, including area code: (619) 646-5700

           Securities registered pursuant to Section 12(b) of the Act:

             Title of each class        Name of Exchange on which registered
        ----------------------------    ------------------------------------
        Common Stock, $.01 par value           American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1997, was approximately $193,453,496.

    As of January 30, 1997, the Registrant had 40,700,310 shares of Common Stock outstanding.
PAGE

    ThermoLase Corporation Amendment No. 3
    on Form 10-K/A to Annual Report on Form 10-K for the fiscal year ended September 28, 1996


                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Fiscal 1996 Annual Report to
    Shareholders for the year ended September 28, 1996, are incorporated by reference into Parts I and II.

        Item 1 of Part I of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 is hereby amended and restated in its entirety as contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K, as amended. The Registrant's Fiscal 1996 Annual Report to Shareholders for the year ended September 28, 1996 (only those portions incorporated by reference into the Annual Report on Form 10-K, as amended) is hereby amended and restated in its entirety as contained in Exhibit 13 filed herewith and incorporated herein by reference.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 on Form 10-K/A to be signed by the undersigned, duly authorized.

                                                 THERMOLASE CORPORATION



                                                 By: Paul F. Kelleher
                                                     ----------------
                                                     Paul F. Kelleher
                                                     Chief Accounting
                                                       Officer










                                        2PAGE

                                                                 ATTACHMENT A
                                     PART I

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

        In June 1996, the Company purchased $4,400,000 of convertible preferred stock of AntiCancer Incorporated (AntiCancer), representing an approximate 10% equity interest on a fully diluted basis. The Company also has the option to purchase an additional 5% equity interest at any time before the earlier of 2011 or AntiCancer's initial public offering of common stock. San Diego-based AntiCancer is developing technology that may have the potential to enhance the effectiveness of the SoftLight
                                       A-1PAGE
    process. In this technology, liposomes, which have been proven to be effective delivery agents in other applications, might provide a more efficient method of delivering carbon, which is the primary ingredient in the lotion used in the SoftLight process, to hair follicles. The Company has signed an agreement to license this technology as it pertains not only to hair removal, but also to stimulation of hair growth, suppression of hair growth, and hair coloring. The agreement calls for up to $1,500,000 in future payments by the Company upon the attainment by AntiCancer of certain milestones relating to the satisfactory completion of certain preliminary efficacy testing and regulatory matters. In addition to such future payments, the Company will be substantially responsible for development costs incurred after attainment of such milestones. In the event that the funded development efforts result in commercially viable products that the Company elects to market, the Company will pay AntiCancer a royalty based on sales, subject to certain minimum payments.

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

        The Company is investigating other applications for its laser-based technology, and in June 1995 was granted a patent covering a laser-based skin-rejuvenation system, which the Company believes may be used to remove the outer layers of dead skin cells. In recent years, those seeking younger-looking skin have embraced a variety of methods for removing wrinkles, including dermabrasion (mechanically sanding the skin) and chemical peels. More recently, carbon dioxide (CO2) lasers have been used to remove wrinkles, but their use has been associated with long healing times and, in some cases, undesirable side effects. The Company believes that the skin-rejuvenation process that it is developing will cause less skin damage than existing laser skin treatments that use a CO2 laser. Although the safety of using lasers for skin treatments has been established by several systems that are already approved by the FDA for the removal of birthmarks and tattoos, the Company may not commercially sell its skin-rejuvenation system, or services using the system, until it has received clearance from the FDA. The Company is currently conducting clinical trials at two sites: the University of New Mexico and in
                                       A-2PAGE

    Westwood, New Jersey, under the direction of Dr. David Goldberg. The Company plans to submit a 510(k) application containing clinical data by the end of the second quarter of fiscal 1997.

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

    Forward-looking Statements

        Forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. These statements involve a number of risks and uncertainties, including those detailed under the caption "Forward-looking Statements -- Risk Factors" in the Registrant's Fiscal 1996 Annual Report to Shareholders incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company conducts business in one industry segment.

    * In September 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30. References to "fiscal 1996," "fiscal 1995," and "1994" herein are for the year ended September 28, 1996, the nine months ended September 30, 1995, and the year ended December 31, 1994, respectively.
                                       A-3PAGE

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

        In a typical treatment, the area from which hair is to be removed is first waxed to open each hair duct. The lotion is then applied, and the area is scanned with the laser beam. The laser energy passes through the skin and is absorbed by the lotion that has penetrated the hair duct, causing the temperature of the lotion to increase to a level that disables the hair follicles. Each client typically has a series of treatments, for which the Company's spas currently offer several pricing programs, including fixed fees for one or more treatments and fixed fees for treatments during specified time periods. The per treatment cost of the SoftLight system to the customer is, in general, substantially higher than the per treatment costs of alternative methods of hair removal, including waxing, electrolysis, and shaving. The total cost of the SoftLight system in comparison to these alternatives varies depending on factors including customer preference, body part treated, and the efficacy of the Company's process in comparison to such alternatives.

        The Company has invested and continues to invest in research and development to improve the efficacy of the system and increase the length of time between treatments. In 1994, the Company conducted a clinical trial using a SoftLight laser to collect data on the effectiveness of the SoftLight hair-removal system under the clinical protocol established for the Company's FDA submission. Results were based on a dermatologist's visual observation of each subject's treatment area at various time intervals after treatment and varied depending upon the anatomical site treated. Of the 65 anatomical sites screened in 12 weeks after receiving such treatment, 49 (75%) experienced a reduction in hair growth greater than 30%, with the average reduction in hair growth equal to 46%. Of the 32 anatomical sites screened 24 weeks after receiving such treatment, 21 (66%) experienced a reduction in hair growth greater than 30%, with the average reduction in hair growth equal to 39%.

        The Company is marketing the SoftLight system in the U.S. through its Spa Thira salons and through licensing agreements with doctors. The Company is marketing the SoftLight system in foreign countries by engaging in joint ventures or other licensing arrangements with companies or individuals that are experienced in those locations.
                                       A-4PAGE

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

        In November 1996, the Company entered into a license agreement with a third party, which will market the SoftLight process through Spa Thira salons and sublicensing arrangements in Saudi Arabia, as well as its laser-based skin-rejuvenation process, if and when available. Pursuant to the agreement, the Company will receive up-front fees totaling $1,000,000 over a two-year period and a fee based on revenues derived from SoftLight services.
                                       A-5PAGE

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

    Personal-care Products

        In December 1993, the Company acquired CBI, a designer, developer, manufacturer, and packager of high-quality personal-care products for sale to retailers under its own brand names and as a contract manufacturer under arrangements with third parties. CBI develops and manufactures most of its products, which include shampoos, lotions, shower creams, bath salts, and facial treatments, using botanicals and herbal extracts, with no animal fats, chemical dyes, or artificial aromas. CBI has the facilities and personnel to develop new product formulations, design packaging layouts, mix and fill formulations, and package final products for distribution. CBI does not manufacture packaging such as containers and boxes, but contracts with third parties for these supplies. CBI has a portfolio of approximately 3,000 formulations, and may manufacture up to 300 different products in a quarter. Through fiscal 1995, CBI's sales accounted for all of the Company's revenues.

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

        CBI's marketing and sales strategy varies by product line. Sales in the Salon group are made by phone solicitations and by sales representatives. Sales in the Custom Design and Store Brands groups are managed by the president of CBI and a group of account executives working exclusively in this area. In addition, the Company expects its network of Spa Thira salons and physicians' offices where SoftLight services are offered to provide a retail outlet for CBI's salon products. To support its marketing activities, CBI attends industry trade shows and advertises in major trade publications.
                                       A-6PAGE

        During fiscal 1996, fiscal 1995, and 1994, the Company derived revenues of $23,165,000, $17,544,000, and $18,682,000 from the sale of personal-care products.

        (ii) New Products

        In June 1995, the Company was issued a U.S. patent covering a laser-based exfoliation system, which the Company believes may be used to remove the outer layers of dead skin cells. In this skin-rejuvenation system, a lotion, which is applied to the area to be treated, is absorbed by the outer layers of dead skin cells, which are more loosely connected than the new skin below. When the treatment area is scanned with the laser, the laser's energy is absorbed by the lotion causing the dead skin cells to break free. The Company is currently performing studies at two sites: the University of New Mexico and in Westwood, New Jersey, under the direction of Dr. David Goldberg, to determine the safety and efficacy of this system. The Company is required to perform clinical trials and to obtain FDA clearance before it can commercially market its skin-rejuvenation system. The Company plans to submit a 510(k) application containing clinical data by the end of the second quarter of fiscal 1997. If the skin-rejuvenation system is commercially viable and the Company receives FDA clearance to market it, the Company currently intends to offer its skin-rejuvenation system at its Spa Thira salons.

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

                                       A-7PAGE

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

        Not applicable.
                                       A-8PAGE

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

        The professional skin-care and bath-and-body products markets are highly competitive. In selling its Salon product line, CBI competes with a number of small manufacturers and divisions of larger companies. The competition in this market is fragmented with no one competitor dominating the market. In the Custom Design and Store Brands groups, CBI competes with numerous contract packaging companies that can prepare and package custom formulations for customers. Some of these competitors have substantially greater financial, marketing, and research and development resources than those of the Company. CBI competes in these markets by offering its customers exclusive product lines that the Company believes can generally be sold at a lower price but with higher margins than CBI's competitors.

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

        (xiii) Number of Employees

        As of September 28, 1996, the Company employed 280 people.
                                       A-9PAGE

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