Form 10-Q/A
period 1996-12-28
THERMOLASE CORP
filed 1997-03-04
CIK 901416

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549
                     ---------------------------------------
                         AMENDMENT NO. 1 ON FORM 10-Q/A
                                  TO FORM 10-Q

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
PAGE

    ThermoLase Corporation Amendment No. 1
    on Form 10-Q/A to Quarterly Report on Form 10-Q for the quarter ended December 28, 1996

        Items 1 and 2 of Part I of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 are hereby amended and restated in their entirety as contained in the following Attachment A, which is included herein and made a part of this Quarterly Report on Form 10-Q, as amended.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed by the undersigned, duly authorized.

                                                 THERMOLASE CORPORATION



                                                 By: Paul F. Kelleher
                                                     --------------------
                                                     Paul F. Kelleher
                                                     Chief Accounting
                                                       Officer

























                                        2PAGE

                                                                 ATTACHMENT A
    PART I - FINANCIAL INFORMATION

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










                                       A-1PAGE

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








                                       A-2PAGE

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





                                       A-3PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                                  --------------------------
                                                  December 28,  December 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net loss                                        $ (1,389)    $    (82)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                    691          261
          Provision for losses on accounts receivable       60           74
          Deferred lease liability                         270            -
          Changes in current accounts:
            Accounts receivable                            207       (1,489)
            Inventories                                   (217)          14
            Other current assets                        (1,573)           5
            Accounts payable                            (1,978)        (252)
            Other current liabilities                      754          315
                                                      --------     --------
    Net cash used in operating activities               (3,175)      (1,154)
                                                      --------     --------
    Investing Activities:
      Purchases of available-for-sale investments            -      (24,500)
      Proceeds from maturities of available-for-sale
        investments                                     26,500       22,500
      Purchases of property and equipment               (7,386)        (961)
      Other                                                443          280
                                                      --------     --------
    Net cash provided by (used in) investing
      activities                                        19,557       (2,681)
                                                      --------     --------
    Financing Activities:
      Net proceeds from issuance of Company common
        stock and sale of put options (Note 3)             384           23
      Payment of withholding taxes related to stock
        option exercises                                  (280)           -
      Purchases of Company common stock                 (2,179)           -
                                                      --------     --------
    Net cash provided by (used in) financing
      activities                                        (2,075)          23
                                                      --------     --------
    Increase (Decrease) in Cash and Cash Equivalents    14,307       (3,812)
    Cash and Cash Equivalents at Beginning of Period     7,923       13,146
                                                      --------     --------
    Cash and Cash Equivalents at End of Period        $ 22,230     $  9,334
                                                      ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.
                                       A-4PAGE

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

    3.  Purchases of Company Common Stock

        In September 1996, the Company's Board of Directors authorized the purchase by the Company of up to $10,000,000 of Company common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on the Company's common stock. Of the amount authorized, during the first quarter of fiscal 1997, the Company purchased 137,500 shares of Company common stock in market transactions for $2,179,000 and wrote put options obligating the Company, at the election of the option-holders, to purchase up to 145,800 shares of its common stock at various prices for an aggregate purchase price of $2,613,000.

        The $2,613,000 obligation classified as "Common stock subject to redemption" in the accompanying balance sheet as of December 28, 1996, relates to the put options, all of which are exercisable only on April 18, 1997 and expire on such date if not exercised. If exercised, the put options require the Company to purchase for cash the shares tendered under the options, or, at the Company's election, to pay to the option-holder the difference between the strike price and the share price of the Company's common stock at the close of business on April 18, 1997, multiplied by the number of options held. The Company has recorded the net proceeds from put options sold, $294,000, as an increase to shareholders' investment in the accompanying balance sheet.
                                       A-5PAGE

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

        The Company is marketing the SoftLight system internationally through joint ventures and other licensing arrangements, including separate joint ventures established in Japan in January 1996 and in France in November 1996, a licensing arrangement established in Saudi Arabia in November 1996, and a licensing arrangement established in Tunisia and Belgium on December 31, 1996.
                                       A-6PAGE

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

        The gross profit margin in the first quarter of fiscal 1997 was 21%, compared with 30% in the first quarter of fiscal 1996. The gross profit margin from the Company's hair-removal business was negative 10% in the first quarter of fiscal 1997 due to the early operations of the Spa Thira business, which has been operating below maximum capacity as the Company develops a client base and continues refining its operating procedures, and due to pre-opening costs incurred in connection with new spa openings. This decrease was offset in part by the effect of SoftLight licensing fees, which have a relatively high gross profit margin. As the Company continues to open additional Spa Thira locations in fiscal 1997, the effect of operating each spa below maximum capacity as the Company develops its client base, as well as pre-opening costs, will have a negative impact on the Company's gross profit margin. During the first quarter of fiscal 1996, the Company's hair-removal business reported revenues of $58,000 and a loss of $381,000 at the gross profit level, reflecting the initial commercial operations for the SoftLight process during the quarter. The gross profit margin from the sale of skin care and other personal care products at CBI was 34% in the first quarter of fiscal 1997 compared with 36% in the first quarter of fiscal 1996. The decline in the gross profit margin was the result of a continued shift to lower-margin products at CBI in fiscal 1997.

                                       A-7PAGE

                             THERMOLASE CORPORATION

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996
    (continued)

        Selling, general, and administrative expenses as a percentage of revenues increased to 49% in the first quarter of fiscal 1997 from 35% in the first quarter of fiscal 1996. The increase was primarily due to costs related to setting up a personal-care service organization for the Spa Thira salons and SoftLight licensing programs, including the hiring of senior management and administrative staff.

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

        In September 1996, the Company's Board of Directors authorized the repurchase by the Company of up to $10,000,000 of Company common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on the Company's common stock. During the first quarter of fiscal 1997, the Company repurchased 137,500 shares of its common stock in market transactions for $2,179,000. As of December 28, 1996, the Company had contingent obligations under outstanding put options, which are

                                       A-8PAGE

                             THERMOLASE CORPORATION
    exercisable only on April 18, 1997, to repurchase up to 145,800 shares of its common stock for $2,613,000 (Note 3).

        In November 1996, the Company entered into a joint venture agreement to market its SoftLight system in France, as well as its laser-based skin-rejuvenation process, if and when available. In January 1997, the Company contributed $1,027,000 to the joint venture, and has committed to provide up to an additional $4,000,000 to fund its working capital requirements, in exchange for the Company's 50% stake in the joint venture.

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

        In addition to the suburban Minneapolis, Greenwich, Connecticut, and Manhasset, New York spas that were under construction as of December 28, 1996, the Company has signed leases in Palm Beach, Florida, and Newport Beach, California, where it plans to open additional Spa Thiras. In total, the Company plans to open between 10 and 20 spas in various parts of the United States during fiscal 1997. Depending on the size of the spa, each facility will require approximately $1,500,000 to $2,500,000 for such items as leasehold improvements and laser systems. In addition,

                                       A-9PAGE

                             THERMOLASE CORPORATION
    the Company expects to expend between $6,000,000 and $8,000,000 during the remainder of fiscal 1997 for equipment related to its SoftLight licensing programs. Accordingly, the Company's future capital expenditures will largely be affected by the number of Spa Thira locations that can be developed and the number of doctors engaged in the licensing program. The Company expects that it will finance its capital requirements through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from ThermoTrex or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all.