Form 10-Q
period 1997-03-29
THERMOLASE CORP
filed 1997-05-02
CIK 901416

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                   Outstanding at April 25, 1997
          ----------------------------       -----------------------------
          Common Stock, $.01 par value                 40,075,837
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   March 29,  September 28,
    (In thousands)                                      1997           1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $11,715        $ 7,923
      Available-for-sale investments, at quoted
        market value (amortized cost of $14,270
        and $44,205)                                  14,250         44,132
      Accounts receivable, less allowances of
        $393 and $319                                  4,475          4,572
      Inventories:
        Raw materials and supplies                     1,872          1,521
        Work in process and finished goods             2,247          2,748
      Prepaid expenses                                   666            408
      Prepaid income taxes                             4,703          1,882
                                                     -------        -------
                                                      39,928         63,186
                                                     -------        -------

    Property and Equipment, at Cost (Note 2)          38,363         21,343
      Less: Accumulated depreciation and amortization  3,509          2,020
                                                     -------        -------
                                                      34,854         19,323
                                                     -------        -------
    Other Assets                                       5,679          4,679
                                                     -------        -------
    Cost in Excess of Net Assets of Acquired Company   8,214          8,332
                                                     -------        -------
                                                     $88,675        $95,520
                                                     =======        =======





                                        2PAGE

                             THERMOLASE CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                   March 29,  September 28,
    (In thousands except share amounts)                 1997           1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $ 2,925        $ 5,179
      Accrued payroll and employee benefits            1,762          1,008
      Deferred revenue                                 2,673            913
      Other accrued expenses                           3,675          1,791
      Due to parent company and affiliated
        companies                                      5,127          7,098
                                                     -------        -------
                                                      16,162         15,989
                                                     -------        -------
    Deferred Lease Liability                             993            494
                                                     -------        -------
    Common Stock Subject to Redemption (Note 3)        2,613              -
                                                     -------        -------

    Shareholders' Investment (Note 3):
      Common stock, $.01 par value, 100,000,000
        shares authorized; 40,807,932 and
        40,803,932 shares issued                         408            408
      Capital in excess of par value                  81,621         85,813
      Accumulated deficit                             (8,604)        (3,516)
      Treasury stock at cost, 218,089
        and 116,570 shares                            (4,505)        (3,621)
      Net unrealized loss on
        available-for-sale investments                   (13)           (47)
                                                     -------        -------
                                                      68,907         79,037
                                                     -------        -------
                                                     $88,675        $95,520
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                        Three Months Ended
                                                       --------------------
                                                       March 29,  March 30,
    (In thousands except per share amounts)                 1997       1996
    -----------------------------------------------------------------------
    Revenues:
      Product revenues                                   $ 6,511    $ 5,940
      Service revenues                                     5,155      1,080
                                                         -------    -------
                                                          11,666      7,020
                                                         -------    -------

    Costs and Operating Expenses:
      Cost of product revenues                             4,392      3,672
      Cost of service revenues                             5,252        731
      Selling, general, and administrative expenses        6,052      2,499
      Research and development expenses                    1,393      1,061
                                                         -------    -------
                                                          17,089      7,963
                                                         -------    -------
    Operating Loss                                        (5,423)      (943)
    Interest Income                                          438        907
                                                         -------    -------
    Loss Before Income Taxes                              (4,985)       (36)
    Income Tax (Provision) Benefit                         1,286        (41)
                                                         -------    -------
    Net Loss                                             $(3,699)   $   (77)
                                                         =======    =======
    Loss per Share                                       $  (.09)   $     -
                                                         =======    =======
    Weighted Average Shares                               40,578     40,174
                                                         =======    =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                        Six Months Ended
                                                     ----------------------
                                                      March 29,   March 30,
    (In thousands except per share amounts)                1997        1996
    -----------------------------------------------------------------------
    Revenues:
      Product revenues                                  $12,557     $13,282
      Service revenues                                    7,719       1,138
                                                        -------     -------
                                                         20,276      14,420
                                                        -------     -------

    Costs and Operating Expenses:
      Cost of product revenues                            8,407       8,393
      Cost of service revenues                            8,064       1,170
      Selling, general, and administrative expenses      10,266       5,098
      Research and development expenses                   2,302       1,586
                                                        -------     -------
                                                         29,039      16,247
                                                        -------     -------
    Operating Loss                                       (8,763)     (1,827)
    Interest Income                                       1,054       1,845
                                                        -------     -------
    Income (Loss) Before Income Taxes                    (7,709)         18
    Income Tax (Provision) Benefit                        2,621        (177)
                                                        -------     -------
    Net Loss                                            $(5,088)    $  (159)
                                                        =======     =======
    Loss per Share                                      $  (.13)    $     -
                                                        =======     =======
    Weighted Average Shares                              40,632      40,132
                                                        =======     =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Six Months Ended
                                                     ----------------------
                                                      March 29,   March 30,
    (In thousands)                                         1997        1996
    -----------------------------------------------------------------------
    Operating Activities:
      Net loss                                        $ (5,088)    $   (159)
      Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                  1,649          552
          Provision for losses on accounts receivable       74            -
          Increase in deferred lease liability             499            -
          Changes in current accounts:
            Accounts receivable                             22         (575)
            Inventories                                    150          569
            Other current assets                        (3,098)          46
            Accounts payable                            (2,255)      (1,038)
            Other current liabilities                    3,881        3,021
                                                      --------     --------
    Net cash provided by (used in) operating
      activities                                        (4,166)       2,416
                                                      --------     --------
    Investing Activities:
      Purchases of available-for-sale investments            -      (29,500)
      Proceeds from maturities of available-
        for-sale investments                            29,500       34,525
      Purchases of property and equipment              (18,495)      (2,949)
      Investment in other assets                        (1,119)           -
      Other                                                535          363
                                                      --------     --------
    Net cash provided by investing activities           10,421        2,439
                                                      --------     --------
    Financing Activities:
      Net proceeds from issuance of Company common
        stock and sale of put options (Note 3)             444          249
      Payment of withholding taxes related to stock
        option exercises                                  (728)        (351)
      Purchases of Company common stock                 (2,179)           -
                                                      --------     --------
    Net cash used in financing activities               (2,463)        (102)
                                                      --------     --------
    Increase in Cash and Cash Equivalents                3,792        4,753
    Cash and Cash Equivalents at Beginning of Period     7,923       13,146
                                                      --------     --------
    Cash and Cash Equivalents at End of Period        $ 11,715     $ 17,899
                                                      ========     ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        6PAGE

                             THERMOLASE CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three- and six-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the six-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    2.  Related-party Transaction

        During the six months ended March 29, 1997, the Company purchased laser systems from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the Company's parent, at an aggregate cost of $7,830,000.

    3.  Common Stock Subject to Redemption

        In September 1996, the Company's Board of Directors authorized the repurchase by the Company of up to $10,000,000 of Company common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on the Company's common stock. During the first six months of fiscal 1997, the Company repurchased 137,500 shares of its common stock in market transactions for $2,179,000 and wrote put options obligating the Company, at the election of the option-holders, to repurchase up to 145,800 shares of its common stock at various prices for an aggregate price of $2,613,000. The Company recorded the net proceeds from put options sold, $294,000, as an increase to shareholders' investment in the accompanying balance sheet.

        The $2,613,000 obligation classified as "Common stock subject to redemption" in the accompanying balance sheet as of March 29, 1997, relates to the put options, all of which were exercised on April 18, 1997. The Company repurchased the 145,800 shares of its common stock tendered pursuant to the exercise of the put options for an aggregate price of $2,613,000 and recorded that amount as "Treasury stock."
                                        7PAGE

                             THERMOLASE CORPORATION

        On March 6, 1997, the Company commenced an exchange offer whereby its shareholders had the opportunity to exchange one share of existing Company common stock and $3.00 for a new unit consisting of one share of Company common stock and one redemption right. The redemption right entitles the holder to sell the related share of common stock to the Company for $20.25 during the period from April 3, 2001, through April 30, 2001. The redemption right will expire and become worthless if the closing price of Company common stock is at least $26.00 for 20 of any 30 consecutive trading days. The exchange offer terminated on April 2, 1997, and resulted in the issuance of 2,000,000 units in exchange for approximately $500,000 in cash, net of expenses, and 2,261,706 shares of Company common stock. As a result of these transactions, subsequent to March 29, 1997, the Company reclassified $40,500,000 from "Shareholders' investment" to "Common stock subject to redemption," based on the issuance of 2,000,000 redemption rights each carrying a maximum liability to the Company of $20.25.



    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company has developed a laser-based system called SoftLight(SM) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in La Jolla, California, in November 1995. As of March 29, 1997, the Company had 10 spas open, three of which opened during the second quarter of fiscal 1997. In addition, the Company has signed leases for five additional sites.

                                        8PAGE

                             THERMOLASE CORPORATION

        In June 1996, the Company commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal procedure. In this program, the Company licenses its technology and receives a one-time fee and a per-procedure royalty that varies depending on the location treated. The Company also provides the licensees with the lasers and lotion that are necessary to perform the service.

        The Company is marketing the SoftLight system internationally through joint ventures and other licensing arrangements. In January 1996, the Company established a joint venture in Japan. In fiscal 1997, the Company entered into several international arrangements, establishing a joint venture in France in November 1996 and four additional licensing arrangements: in Saudi Arabia in November 1996; in Tunisia and Belgium in December 1996; in the United Arab Emirates and Oman in March 1997; and in Switzerland in April 1997.

        In March 1997, the Company filed with the FDA a 510(k) application seeking clearance to market its laser skin-resurfacing technology (formerly called skin-rejuvenation). This technology, which uses the same laser as the Company's hair-removal system, is designed to improve the skin's texture and elasticity and to smooth wrinkles.

        The Company also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

    Results of Operations

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996

        Revenues increased 66% to $11,666,000 in the second quarter of fiscal 1997 from $7,020,000 in the second quarter of fiscal 1996. The Company earned revenues from hair-removal services of $5,155,000 in fiscal 1997, compared with $1,080,000 in fiscal 1996. The increase in revenues resulted primarily from an increase in the number of spas to 10, three of which opened during the second quarter of fiscal 1997, compared with one spa in La Jolla in the second quarter of fiscal 1996. Under the current pricing structure, the majority of spa clients pay a fixed fee in advance to receive a series of treatments, as necessary. Consequently, the Company defers revenue related to such payments, which is recognized over the anticipated treatment period. As the Company collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected. Revenues also increased as a result of fees from the Company's physicians' licensing program, which was not in effect in the second quarter of fiscal 1996. In addition, revenues from hair-removal services in the second quarter of fiscal 1997 included $1,338,000 of minimum guaranteed payments relating to the Company's international licensing arrangements, including a $1,000,000 payment received upon granting technology rights under one such agreement, compared with $667,000 in the second quarter of fiscal 1996. The amount of minimum guaranteed payments recorded by the Company will vary depending on the Company's ability

                                        9PAGE

                             THERMOLASE CORPORATION

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996 (continued)

    to enter into additional international licensing arrangements and the terms of any such arrangements. Revenues at CBI increased to $6,511,000 in fiscal 1997 from $5,940,000 in fiscal 1996. A portion of CBI's revenues are derived from sales to large retailers, which have a relatively long buying cycle that results in quarterly variations in revenues. The Company estimates that CBI will continue to represent a decreasing portion of total revenues as revenues from hair-removal services increase.
        The gross profit margin in the second quarter of fiscal 1997 was 17%, compared with 37% in the second quarter of fiscal 1996. The Company's hair-removal business reported gross profit of negative $97,000 in fiscal 1997, compared with gross profit of $349,000 in fiscal 1996. Each period was significantly impacted by the early operations of the Spa Thira business, which has been operating below maximum capacity as the Company develops a client base and continues refining its operating procedures, and due to pre-opening costs incurred in connection with new spa openings, offset in part in fiscal 1997, and more than offset in fiscal 1996, by the effect of physician licensing fees and minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. The gross profit margin in fiscal 1997 was also impacted by increased local advertising costs. As the Company continues to open additional Spa Thira locations in fiscal 1997, the effect of operating each spa below maximum capacity as the Company develops its client base, as well as pre-opening costs, will have a negative impact on the Company's gross profit margin. The gross profit margin from the sale of skin-care and other personal-care products at CBI declined to 33% in fiscal 1997 from 38% in fiscal 1996, as a result of a continued shift to lower-margin products at CBI.

        Selling, general, and administrative expenses as a percentage of revenues increased to 52% in the second quarter of fiscal 1997 from 36% in the second quarter of fiscal 1996. The increase was primarily due to costs related to expanding the Company's personal-care service organization for its Spa Thira salons and licensing programs, including the hiring of senior management and administrative staff; national advertising costs for the physicians' licensing program; and legal costs associated with obtaining and protecting the Company's patent rights.

        Research and development expenses increased to $1,393,000 in the second quarter of fiscal 1997 from $1,061,000 in the second quarter of fiscal 1996. The Company expects its research and development expenses to continue to exceed fiscal 1996 levels, due to increased pre-clinical and clinical research related to improving the effectiveness of the Company's hair-removal process and developing its skin-resurfacing process, and the investigation of other health and beauty applications for its proprietary laser technology.

        Interest income decreased to $438,000 in the second quarter of fiscal 1997 from $907,000 in the second quarter of fiscal 1996, primarily as a result of lower average invested balances, which resulted primarily from property and equipment expenditures for the Company's Spa Thira salons and licensing programs.
                                       10PAGE

                             THERMOLASE CORPORATION

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996 (continued)

        The effective tax rate in each period differs from the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired company, incurred in connection with the acquisition of CBI, and the impact of state income taxes.

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996

        Revenues increased 41% to $20,276,000 in the first six months of fiscal 1997 from $14,420,000 in the first six months of fiscal 1996. The Company earned revenues from hair-removal services of $7,719,000 in fiscal 1997, compared with $1,138,000 in fiscal 1996. The increase in revenues resulted primarily from an increase in the number of spas to 10, six of which opened during fiscal 1997, compared with one spa in La Jolla in the first six months of fiscal 1996. Revenues also increased as a result of fees from the Company's physicians' licensing program, which was not in effect in the first six months of fiscal 1996. In addition, revenues from hair-removal services included $1,646,000 of international licensing fees in fiscal 1997, compared with $667,000 in fiscal 1996. Revenues at CBI decreased to $12,557,000 in fiscal 1997 from $13,282,000 in fiscal 1996, due to an unusually large order shipped to a single customer in the first quarter of fiscal 1996, offset in part by an increase in revenues from other customers.

        The gross profit margin in the first six months of fiscal 1997 was 19%, compared with 34% in the first six months of fiscal 1996. The Company's hair-removal business reported revenues of $7,719,000 and gross profit of negative $345,000 in fiscal 1997, compared with revenues of $1,138,000 and gross profit of negative $32,000 in fiscal 1996. The gross profit margin was affected in both periods by the factors discussed in the results of operations for the second quarter. The gross profit margin from the sale of skin-care and other personal-care products at CBI declined to 33% in fiscal 1997 from 37% in fiscal 1996, due to the reason described in the results of operations for the second quarter.

        Selling, general, and administrative expenses as a percentage of revenues increased to 51% in the first six months of fiscal 1997 from 35% in the first six months of fiscal 1996, due to the reasons described in the results of operations for the second quarter.


        Research and development expenses increased to $2,302,000 in the first six months of fiscal 1997 from $1,586,000 in the first six months of fiscal 1996, due to the reasons described in the results of operations for the second quarter.

        Interest income decreased to $1,054,000 in the first six months of fiscal 1997 from $1,845,000 in the first six months of fiscal 1996, due to the reason described in the results of operations for the second quarter.
                                       11PAGE

                             THERMOLASE CORPORATION

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996 (continued)

        The effective tax rate in each period differs from the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired company, incurred in connection with the acquisition of CBI, and the impact of state income taxes.

    Liquidity and Capital Resources

        Consolidated working capital was $23,766,000 at March 29, 1997, compared with $47,197,000 at September 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $25,965,000 at March 29, 1997, compared with $52,055,000 at September 28,
    1996. Operating activities used $4,166,000 of cash during the first six months of fiscal 1997, primarily due to the Company's loss before income taxes, offset in part by $1,760,000 of cash provided by an increase in deferred revenue.

        During the first six months of fiscal 1997, the Company expended $18,495,000 for purchases of property and equipment, including the purchase of laser systems at an aggregate cost of $7,830,000 from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation (ThermoTrex). The Company has committed to purchase additional laser systems at an aggregate cost of $3,500,000.


        In September 1996, the Company's Board of Directors authorized the repurchase by the Company of up to $10,000,000 of Company common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on the Company's common stock. During the first six months of fiscal 1997, the Company repurchased 137,500 shares of its common stock in market transactions for $2,179,000. Subsequent to March 29, 1997, the Company settled all of its outstanding put options by repurchasing 145,800 shares of its common stock for an aggregate price of $2,613,000 (Note 3). In April 1997, the Company's Board of Directors authorized the repurchase by the Company, through April 25, 1998, of up to an additional $10,000,000 of its common stock.

        In November 1996, the Company entered into a joint venture agreement to market its SoftLight system in France, as well as its laser-based skin-resurfacing process, if and when available. During the first six months of fiscal 1997, the Company contributed $1,119,000 to the joint venture, and has committed to provide up to an additional $4,000,000 to fund its working capital requirements, in exchange for the Company's 50% stake in the joint venture.

        On March 6, 1997, the Company commenced an exchange offer whereby its shareholders had the opportunity to exchange one share of existing Company common stock and $3.00 for a new unit consisting of one share of Company common stock and one redemption right. The redemption right entitles the holder to sell the related share of common stock to the Company for $20.25 during the period from April 3, 2001, through April

                                       12PAGE

                             THERMOLASE CORPORATION

    30, 2001. The redemption right will expire and become worthless if the closing price of Company common stock is at least $26.00 for 20 of any 30 consecutive trading days. The exchange offer terminated on April 2, 1997, and resulted in the issuance of 2,000,000 units in exchange for approximately $500,000 in cash, net of expenses, and 2,261,706 shares of Company common stock (Note 3).

        The Company has signed leases to open five additional Spa Thiras. In total, the Company plans to open between 10 and 20 spas in various parts of the United States during fiscal 1997. Depending on the size of the spa, each facility will require approximately $1,500,000 to $2,500,000 for such items as leasehold improvements and laser systems. In addition, the Company expects to expend $4,000,000 to $5,000,000 during the remainder of fiscal 1997 for equipment related to its licensing programs. Accordingly, the Company's future capital expenditures will largely be affected by the number of Spa Thira locations that can be developed and the number of physicians and other domestic and international licensees engaged in its licensing programs. The Company expects that it will finance its capital requirements through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from ThermoTrex or Thermo Electron Corporation, ThermoTrex's parent, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all.

    PART II - OTHER INFORMATION

    Item 2 - Changes in Securities

        In April 1997, the Company issued 2,000,000 units, each consisting of one share of Company common stock and one redemption right. The redemption right entitles the holder to sell the related share of common stock to the Company for $20.25 during the period from April 3, 2001, through April 30, 2001 (Note 3).

    Item 4 - Submission of Matters to a Vote of Security Holders

        On March 12, 1997, at the Annual Meeting of Shareholders, the shareholders elected ten incumbent directors to a one-year term expiring in 1998. The Directors elected at the meeting were: Mr. Gary S. Weinstein, Dr. Carliss Y. Baldwin, Dr. Elias P. Gyftopoulos, Mr. John C. Hansen, Mr. Robert C. Howard, Mr. Paul F. Kelleher, Mr. Anthony J. Pellegrino, Mr. Firooz Rufeh, Dr. Kenneth Y. Tang, and Dr. Nicholas T. Zervas. Dr. Baldwin, Mr. Hansen, Mr. Kelleher, Mr. Pellegrino, and Dr. Tang each received 34,500,497 shares voted in favor of his or her election and 47,125 shares voted against. Dr. Gyftopoulos, Mr. Rufeh, Mr. Weinstein, and Dr. Zervas each received 34,500,397 shares voted in favor of his election and 47,225 shares voted against. Mr. Howard received 34,500,297 shares voted in favor of his election and 47,325 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.
                                       13PAGE

                             THERMOLASE CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of May 1997.

                                             THERMOLASE CORPORATION



                                             Paul F. Kelleher
                                             ---------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer








                                       14PAGE

                             THERMOLASE CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number        Description of Exhibit
    --------------------------------------------------------------------------
      4.1         Form of Unit Certificate (filed as Exhibit 4.1 to the
                  Company's Registration Statement on Form S-4 [Reg. No.
                  333-19633] and incorporated herein by reference).

      4.2 Guarantee Agreement between the Company and Thermo Electron Corporation dated March 5, 1997.

      27          Financial Data Schedule.