Form 10-Q
period 1997-06-28
THERMOLASE CORP
filed 1997-07-31
CIK 901416

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                   Outstanding at July 25, 1997
          ----------------------------       ----------------------------
          Common Stock, $.01 par value                39,559,337
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    June 28,  September 28,
    (In thousands)                                      1997           1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 6,084        $ 7,923
      Available-for-sale investments, at quoted
        market value (amortized cost of $2,009
        and $44,205)                                   1,989         44,132
      Accounts receivable, less allowances of
        $452 and $319                                  4,582          4,572
      Inventories:
        Raw materials and supplies                       925          1,521
        Work in process and finished goods             2,766          2,748
      Prepaid expenses                                 1,230            408
      Prepaid income taxes                                 -          1,882
                                                     -------        -------
                                                      17,576         63,186
                                                     -------        -------

    Property and Equipment, at Cost (Note 2)          43,307         21,343
      Less: Accumulated depreciation and
            amortization                               4,722          2,020
                                                     -------        -------
                                                      38,585         19,323
                                                     -------        -------

    Long-term Prepaid Income Taxes                     6,607              -
                                                     -------        -------
    Other Assets                                       5,444          4,679
                                                     -------        -------
    Cost in Excess of Net Assets of Acquired Company   8,155          8,332
                                                     -------        -------
                                                     $76,367        $95,520
                                                     =======        =======

                                        2PAGE

                             THERMOLASE CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,  September 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $  3,575       $  5,179
      Accrued payroll and employee benefits             2,007          1,008
      Deferred revenue                                  1,916            913
      Other accrued expenses                            4,160          1,791
      Due to parent company and affiliated
        companies                                       4,185          7,098
                                                     --------       --------
                                                       15,843         15,989
                                                     --------       --------
    Deferred Lease Liability                            1,255            494
                                                     --------       --------
    Common Stock Subject to Redemption (Note 3)        40,500              -
                                                     --------       --------

    Shareholders' Investment (Note 3):
      Common stock, $.01 par value, 100,000,000
        shares authorized; 40,807,932 and
        40,803,932 shares issued                          408            408
      Capital in excess of par value                   47,276         85,813
      Accumulated deficit                             (12,337)        (3,516)
      Treasury stock at cost, 1,248,595 and
        116,570 shares                                (16,566)        (3,621)
      Net unrealized loss on
        available-for-sale investments                    (12)           (47)
                                                     --------       --------
                                                       18,769         79,037
                                                     --------       --------
                                                     $ 76,367       $ 95,520
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                         ------------------
                                                         June 28,  June 29,
    (In thousands except per share amounts)                  1997      1996
    -----------------------------------------------------------------------
    Revenues:
      Product revenues                                    $ 5,888   $ 4,821
      Service revenues                                      7,012     1,493
                                                          -------   -------
                                                           12,900     6,314
                                                          -------   -------

    Costs and Operating Expenses:
      Cost of product revenues                              4,073     3,312
      Cost of service revenues                              5,892     1,189
      Selling, general, and administrative expenses         6,608     2,128
      Research and development expenses                     1,856       823
                                                          -------   -------
                                                           18,429     7,452
                                                          -------   -------

    Operating Loss                                         (5,529)   (1,138)

    Interest Income                                           223       881
    Gain on Sale of Investments                                 -       115
    Equity in Losses of Joint Ventures                       (350)        -
                                                          -------   -------
    Loss Before Income Taxes                               (5,656)     (142)
    Income Tax Benefit                                      1,923       120
                                                          -------   -------
    Net Loss                                              $(3,733)  $   (22)
                                                          =======   =======
    Loss per Share                                        $  (.09)  $     -
                                                          =======   =======
    Weighted Average Shares                                39,792    40,460
                                                          =======   =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                         Nine Months Ended
                                                      ----------------------
                                                      June 28,      June 29,
    (In thousands except per share amounts)               1997          1996
    ------------------------------------------------------------------------
    Revenues:
      Product revenues                                $ 18,445      $ 18,103
      Service revenues                                  14,731         2,631
                                                      --------      --------
                                                        33,176        20,734
                                                      --------      --------

    Costs and Operating Expenses:
      Cost of product revenues                          12,480        11,705
      Cost of service revenues                          13,956         2,359
      Selling, general, and administrative expenses     16,874         7,226
      Research and development expenses                  4,158         2,409
                                                      --------      --------
                                                        47,468        23,699
                                                      --------      --------

    Operating Loss                                     (14,292)       (2,965)

    Interest Income                                      1,277         2,726
    Gain on Sale of Investments                              -           115
    Equity in Losses of Joint Ventures                    (350)            -
                                                      --------      --------
    Loss Before Income Taxes                           (13,365)         (124)
    Income Tax (Provision) Benefit                       4,544           (57)
                                                      --------      --------
    Net Loss                                          $ (8,821)     $   (181)
                                                      ========      ========
    Loss per Share                                    $   (.22)     $      -
                                                      ========      ========
    Weighted Average Shares                             40,352        40,242
                                                      ========      ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Nine Months Ended
                                                      ---------------------
                                                      June 28,     June 29,
    (In thousands)                                        1997         1996
    -----------------------------------------------------------------------
    Operating Activities:
      Net loss                                        $ (8,821)    $   (181)
      Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                  2,908          897
          Provision for losses on accounts receivable      134           12
          Gain on sale of investments                        -         (115)
          Increase in prepaid income taxes              (4,725)         (60)
          Increase in deferred lease liability             761            -
          Equity in losses of joint ventures               350            -
          Changes in current accounts:
            Accounts receivable                           (143)         262
            Inventories                                    577        1,271
            Other current assets                          (841)          (4)
            Accounts payable                            (1,605)        (933)
            Other current liabilities                    1,460        5,470
                                                      --------     --------
    Net cash provided by (used in) operating
      activities                                        (9,945)       6,619
                                                      --------     --------
    Investing Activities:
      Purchases of available-for-sale investments            -      (49,500)
      Proceeds from maturities of available-for-
        sale investments                                41,500       48,525
      Proceeds from sale of available-for-sale
        investments                                          -          615
      Purchases of property and equipment              (21,965)      (7,323)
      Investment in other assets                        (1,144)      (4,400)
      Other                                                697          630
                                                      --------     --------
    Net cash provided by (used in) investing
      activities                                        19,088      (11,453)
                                                      --------     --------
    Financing Activities:
      Net proceeds from issuance of Company common
        stock and sale of put options                      492        2,590
      Repurchases of Company common stock              (11,268)           -
      Net proceeds from stock exchange offer (Note 3)      522
      Payment of withholding taxes related to stock
        option exercises                                  (728)      (2,227)
                                                      --------     --------
    Net cash provided by (used in) financing
      activities                                       (10,982)         363
                                                      --------     --------
    Decrease in Cash and Cash Equivalents               (1,839)      (4,471)
    Cash and Cash Equivalents at Beginning of Period     7,923       13,146
                                                      --------     --------
    Cash and Cash Equivalents at End of Period        $  6,084     $  8,675
                                                      ========     ========
    The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                             THERMOLASE CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and nine-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the nine-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Related-party Transaction

        During the nine months ended June 28, 1997, the Company purchased laser systems from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the Company's parent, at an aggregate cost of $10,427,000.

    3.  Common Stock Subject to Redemption

        On April 2, 1997, the Company completed an exchange offer whereby its shareholders had the opportunity to exchange one share of existing Company common stock and $3.00 for a new unit consisting of one share of Company common stock and one redemption right. The redemption right entitles the holder to sell the related share of common stock to the Company for $20.25 during the period from April 3, 2001, through April

    30, 2001. The redemption right will expire and become worthless if the closing price of Company common stock is at least $26.00 for 20 of any 30 consecutive trading days. In connection with this offer, the Company issued in April 1997, 2,000,000 units in exchange for 2,261,706 shares of Company common stock and $522,000 in cash, net of expenses. As a result of these transactions, the Company reclassified $40,500,000 from "Shareholders' investment" to "Common stock subject to redemption," based on the issuance of 2,000,000 redemption rights each carrying a maximum liability to the Company of $20.25.

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

    Overview

        The Company has developed a laser-based system called SoftLight(SM) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in La Jolla, California, in November 1995. As of June 28, 1997, the Company had 12 spas open in the U.S., two of which opened during the third quarter of fiscal 1997. In addition, the Company's French joint venture opened its first European Spa Thira in Paris in May. The Company has signed leases for three additional sites in the U.S.

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

        The Company is marketing the SoftLight system internationally through joint ventures and other licensing arrangements. In January 1996, the Company established a joint venture in Japan. In fiscal 1997, the Company entered into several international arrangements, establishing a joint venture in France in November 1996 and five additional licensing arrangements: in Saudi Arabia in November 1996; in Tunisia and Belgium in December 1996; in the United Arab Emirates and Oman in March 1997; in Switzerland in April 1997; and in Brazil in June 1997.

        The Company continues to pursue an extensive research and development program to improve the efficacy and duration of its hair-removal treatment. The Company is currently testing a modification to its procedure, called SoftLight 2.0, that has had positive laboratory
                                        8PAGE

                             THERMOLASE CORPORATION
    results. Although the laboratory results are encouraging, the results are preliminary and there can be no assurance that SoftLight 2.0 will be successful in improving the hair-removal process. If the initial laboratory results relating to SoftLight 2.0 are confirmed, the Company anticipates implementing the procedure in early fiscal 1998. The Company believes that improvements in the hair-removal procedure, including the successful implementation of SoftLight 2.0, are critical elements in its ability to improve the profitability of its business.

        In March 1997, the Company filed with the FDA a 510(k) application seeking clearance to market its laser skin-resurfacing technology. This technology, which uses the same laser as the Company's hair-removal system, is designed to improve the skin's texture and elasticity. In addition, the 510(k) application seeks wrinkle-treatment claims for the procedure.

        The Company also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

    Results of Operations

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996

        Revenues increased 104% to $12,900,000 in the third quarter of fiscal 1997 from $6,314,000 in the third quarter of fiscal 1996. The Company earned revenues from hair-removal services of $7,012,000 in fiscal 1997, compared with $1,493,000 in fiscal 1996. The increase in revenues resulted primarily from an increase in the number of spas to 12, two of which opened in the third quarter of fiscal 1997, compared with two spas open during the third quarter of fiscal 1996. In March 1997, the Company changed its pricing plan to exclusively offer single or multiple treatment plans. The Company defers revenue related to payments for multiple treatment plans, which is recognized over the anticipated treatment period. As the Company collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected. Revenues also increased as a result of fees from the Company's physicians' licensing program, which was started in the third quarter of fiscal 1996 and produced only nominal revenues during that quarter. In addition, revenues from hair-removal services in the third quarter of fiscal 1997 included $1,052,000 of minimum guaranteed payments relating to the Company's international licensing arrangements, including $715,000 in payments received upon granting technology rights under certain of such agreements, compared with $667,000 in the third quarter of fiscal 1996. The amount of minimum guaranteed payments recorded by the Company will vary depending on the Company's ability to enter into additional international licensing arrangements and the terms of any such arrangements. Revenues at CBI increased to $5,888,000 in fiscal 1997 from $4,821,000 in fiscal 1996. A portion of CBI's revenues are derived from sales to large retailers, which have a relatively long buying cycle that results in quarterly

                                        9PAGE

                             THERMOLASE CORPORATION

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996
    (continued)

    variations in revenues. The Company estimates that CBI will continue to represent a decreasing portion of total revenues as revenues from hair-removal services increase.

        The gross profit margin in the third quarter of fiscal 1997 was 23%, compared with 29% in the third quarter of fiscal 1996. The Company's hair-removal business reported gross profit of $1,120,000 in fiscal 1997, compared with gross profit of $304,000 in fiscal 1996. Each period was impacted by the early operations of the Spa Thira business, which has been operating below maximum capacity as the Company develops a client base and continues refining its operating procedures, and due to pre-opening costs incurred in connection with new spa openings, offset in part by the effect of physicians' licensing fees and minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. As the Company continues to open additional Spa Thira locations in fiscal 1997, the effect of operating each spa below maximum capacity as the Company develops its client base, as well as pre-opening costs, will have a negative impact on the Company's gross profit margin. The Company believes that improvements in the efficacy and duration of the SoftLight process, including the successful implementation of SoftLight 2.0, are critical elements in its ability to improve the profitability of its spas. The gross profit margin from the sale of skin-care and other personal-care products at CBI was 31% in both periods.

        Selling, general, and administrative expenses as a percentage of revenues increased to 51% in the third quarter of fiscal 1997 from 34% in the third quarter of fiscal 1996. The increase was primarily due to costs related to expanding the Company's personal-care service organization for its Spa Thira salons and licensing programs, including the hiring of senior management and administrative staff; national advertising costs for the physicians' licensing program; and legal costs associated with obtaining and protecting the Company's patent rights.

        Research and development expenses increased to $1,856,000 in the third quarter of fiscal 1997 from $823,000 in the third quarter of fiscal 1996. The Company expects its research and development expenses to continue to exceed fiscal 1996 levels, due to increased pre-clinical and clinical research related to improving the effectiveness of the Company's hair-removal process and developing its skin-resurfacing process, and the investigation of other health and beauty applications for its proprietary laser technology.

        Interest income decreased to $223,000 in the third quarter of fiscal 1997 from $881,000 in the third quarter of fiscal 1996, primarily as a result of lower average invested balances, which resulted primarily from property and equipment expenditures for the Company's Spa Thira salons and licensing programs and from the Company's operating loss.

        Equity in losses of joint ventures in the accompanying statement of operations represents the Company's proportionate share of losses from its international joint ventures.

                                       10PAGE

                             THERMOLASE CORPORATION

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996
    (continued)

        The effective tax rate approximates the statutory federal income tax rate in the third quarter of fiscal 1997 due to nondeductible amortization of cost in excess of net assets of acquired company offset by a state income tax benefit arising from operating losses in certain states. The effective tax rate in the third quarter of fiscal 1996 exceeds the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired company and the impact of a provision for state income taxes.

    First Nine Months Fiscal 1997 Compared With First Nine Months Fiscal 1996

        Revenues increased 60% to $33,176,000 in the first nine months of fiscal 1997 from $20,734,000 in the first nine months of fiscal 1996. The Company earned revenues from hair-removal services of $14,731,000 in fiscal 1997, compared with $2,631,000 in fiscal 1996. The increase in revenues resulted primarily from an increase in the number of spas to 12, eight of which opened in fiscal 1997, compared with two spas open during the first nine months of fiscal 1996. Revenues also increased as a result of fees from the Company's physicians' licensing program, which was started in the third quarter of fiscal 1996 and produced only nominal revenues during the first nine months of fiscal 1996. In addition, revenues from hair-removal services in fiscal 1997 included $2,698,000 of minimum guaranteed payments relating to the Company's international licensing arrangements, including $1,715,000 in payments received upon granting technology rights under certain of such agreements, compared with $1,333,000 in fiscal 1996. Revenues at CBI increased slightly to $18,445,000 in fiscal 1997 from $18,103,000 in fiscal 1996.

        The gross profit margin in the first nine months of fiscal 1997 was 20%, compared with 32% in the first nine months of fiscal 1996. The Company's hair-removal business reported gross profit of $775,000 in fiscal 1997, compared with gross profit of $272,000 in fiscal 1996. The gross profit margin was affected in both periods by the factors discussed in the results of operations for the third quarter. The gross profit margin from the sale of skin-care and other personal-care products at CBI declined to 32% in fiscal 1997 from 35% in fiscal 1996, as a result of a continued shift to lower-margin products at CBI.

        Selling, general, and administrative expenses as a percentage of revenues increased to 51% in the first nine months of fiscal 1997 from 35% in the first nine months of fiscal 1996, due to the reasons described in the results of operations for the third quarter.

        Research and development expenses increased to $4,158,000 in the first nine months of fiscal 1997 from $2,409,000 in the first nine months of fiscal 1996, due to the reasons described in the results of operations for the third quarter.

                                       11PAGE

                             THERMOLASE CORPORATION

    First Nine Months Fiscal 1997 Compared With First Nine Months Fiscal 1996 (continued)

        Interest income decreased to $1,277,000 in the first nine months of fiscal 1997 from $2,726,000 in the first nine months of fiscal 1996, due to the reason described in the results of operations for the third quarter.

        Equity in losses of joint ventures in the accompanying statement of operations represents the Company's proportionate share of losses from its international joint ventures.

        The effective tax rate approximates the statutory federal income tax rate in the first nine months of fiscal 1997 due to the reasons described in the results of operations for the third quarter of fiscal 1997. The effective tax rate exceeds the statutory federal income tax rate in the first nine months of fiscal 1996 due to the reasons described in the results of operations for the third quarter of fiscal 1996.

    Liquidity and Capital Resources

        Consolidated working capital was $1,733,000 at June 28, 1997, compared with $47,197,000 at September 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $8,073,000 at June 28, 1997, compared with $52,055,000 at September 28,
    1996. Operating activities used $9,945,000 of cash during the first nine months of fiscal 1997, primarily due to the Company's loss before income taxes, depreciation, and amortization. Thermo Electron Corporation, the majority owner of ThermoTrex Corporation (ThermoTrex), which in turn is the majority owner of the Company, has agreed to loan the Company up to $25,000,000, due October 5, 1998, to the extent the Company's working capital needs and liquidity require, at an interest rate equal to the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        During the first nine months of fiscal 1997, the Company expended $21,965,000 for purchases of property and equipment, including the purchase of laser systems at an aggregate cost of $10,427,000 from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex. The Company has committed to purchase additional laser systems at an aggregate cost of $825,000.

        In September 1996, the Company's Board of Directors authorized the repurchase by the Company of up to $10,000,000 of Company common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on the Company's common stock. In April 1997, the Company's Board of Directors authorized the repurchase by the Company, through April 25, 1998, of up to an additional $10,000,000 of its common stock. During the first nine months of fiscal 1997, the Company repurchased 924,300 shares of its common stock for $11,268,000 in market transactions and pursuant to the exercise of standardized put options.

                                       12PAGE

                             THERMOLASE CORPORATION

        On April 2, 1997, the Company completed an exchange offer whereby its shareholders had the opportunity to exchange one share of existing Company common stock and $3.00 for a new unit consisting of one share of Company common stock and one redemption right. The redemption right entitles the holder to sell the related share of common stock to the Company for $20.25 during the period from April 3, 2001, through April 30, 2001. The redemption right will expire and become worthless if the closing price of Company common stock is at least $26.00 for 20 of any 30 consecutive trading days. In connection with this offer, the Company issued in April 1997, 2,000,000 units in exchange for 2,261,706 shares of Company common stock and $522,000 in cash, net of expenses (Note 3).

        In connection with certain of the Company's joint venture arrangements, the Company provided $1,144,000 in cash funding during the first nine months of fiscal 1997, and has agreed to provide up to an additional $5,500,000.

        The Company has signed leases to open three additional Spa Thiras, which it expects to open in the fourth quarter of fiscal 1997 or early in fiscal 1998. Depending on its size, each spa will require approximately $1,500,000 to $2,500,000 for such items as leasehold improvements and laser systems. After completing these three spas, the Company expects to concentrate its resources on increasing the capacity utilization of the fifteen U.S. spas that will then be open and expanding its physicians' licensing program and international licensing arrangements. Construction will begin on new spas at such time as the existing spas produce improved results from operations. In addition, the Company expects to expend $1,000,000 to $1,500,000 during the remainder of fiscal 1997 for equipment related to its licensing programs. The Company's future capital expenditures will primarily be affected by the number of Spa Thira locations that are developed and the number of physicians and other domestic and international licensees engaged in its licensing programs. The Company expects that it will finance its capital requirements through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from ThermoTrex or Thermo Electron Corporation, ThermoTrex's parent, although, other than as described above, it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                       13PAGE

                             THERMOLASE CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 31st day of July 1997.

                                             THERMOLASE CORPORATION



                                             Paul F. Kelleher
                                             ---------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer

                                       14PAGE

                             THERMOLASE CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

      10.1 Loan Agreement between the Company and Thermo Electron Corporation dated July 30, 1997.

       27        Financial Data Schedule.