Form 10-K
period 1997-09-27
THERMOLASE CORP
filed 1997-12-05
CIK 901416

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------
                                    FORM 10-K
   (mark one)
   [ X ]Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended September 27, 1997

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
                         Commission file number 1-13104

                             THERMOLASE CORPORATION
             (Exact name of Registrant as specified in its charter)
   Delaware                                                      06-1360302
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   10455 Pacific Center Court
   San Diego, California                                         92121-4339
   (Address of principal executive offices)                      (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000
           Securities registered pursuant to Section 12(b) of the Act:

            Title of each class        Name of Exchange on which registered
       ----------------------------    ------------------------------------
       Common Stock, $.01 par value           American Stock Exchange
       Units (each unit consisting
        of one share of common stock
        and one redemption right)             American Stock Exchange
           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 31, 1997, was approximately $175,977,000.

   As of October 31, 1997, the Registrant had 38,488,798 shares of Common Stock outstanding.
                        DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 27, 1997, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 5, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        ThermoLase Corporation (the Company or the Registrant) has developed a laser-based system called SoftLight(SM) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system.

        The Company is marketing the SoftLight system in the U.S. through its Spa Thira locations and through licensing agreements with physicians and others. The Company is marketing the SoftLight system internationally by engaging in joint ventures and other licensing arrangements with companies or individuals that are experienced in those locations.

        The Company opened its first Spa Thira in early fiscal 1996, and had a total of four opened by the end of fiscal 1996. In fiscal 1997, the Company opened nine more domestic spas, and by October 1997 had a total of 14 domestic Spa Thira locations. In addition, the Company's international arrangements resulted in the opening of spas in Paris in May 1997 and Lugano, Switzerland, in October 1997.

        In June 1996, the Company commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal procedure. In this program, the Company licenses its technology and receives a one-time fee and a per-procedure royalty. The Company also provides the licensees with the lasers and lotion that are necessary to perform the service.

        The Company is marketing the SoftLight system internationally through joint ventures and other licensing arrangements. In January 1996, the Company established a joint venture in Japan. During fiscal 1997, the Company established joint ventures in France in November 1996 and England in September 1997, and six additional licensing arrangements: in Saudi Arabia in November 1996; in Tunisia and Belgium in December 1996; in the United Arab Emirates and Oman in March 1997; in Switzerland in April 1997; in Brazil in June 1997; and in the United Kingdom (excluding England) and the Republic of Ireland in September 1997.

        The Company continues to pursue an extensive research and development program to improve the efficacy and duration of its hair-removal treatment. The Company has developed a modification to its procedure, called SoftLight 2.0, and began introducing this procedure in its spas and to its licensees in September 1997. Although the clinical laboratory results are encouraging, the results are preliminary and there can be no assurance that SoftLight 2.0 will be successful in improving the hair-removal process. The Company believes that improvements in the hair-removal procedure are critical elements in its ability to improve the profitability of its business.

                                        2PAGE

        In March 1997, the Company filed with the FDA a 510(k) application seeking clearance to market cosmetic skin resurfacing services utilizing its SoftLight Rejuvenation(TM) Laser, including wrinkle- and skin-texture treatment. This technology, which uses the same laser as the Company's hair-removal system, is designed to improve the skin's appearance and texture.

        The Company also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

        As of September 27, 1997, ThermoTrex Corporation (ThermoTrex) owned 25,960,996 shares of the common stock of the Company, representing 67% of such stock then outstanding. A majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron), ThermoTrex, through its majority-owned and wholly owned subsidiaries, manufactures mammography and other specialized and general-purpose X-ray equipment, as well as digital breast-biopsy systems, in addition to the Company's products and services. ThermoTrex also conducts advanced technology research in the areas of communications, avionics, X-ray detection, signal processing, and lasers. As of September 27, 1997, Thermo Electron owned 781,208 shares of the common stock of the Company, representing 2% of such stock then outstanding. Thermo Electron purchased such shares in the open market during fiscal 1997 for $10,166,000. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

        ThermoTrex intends for the foreseeable future to maintain at least 50% ownership of the Company. This may require the purchase by ThermoTrex of additional shares of Company common stock from time to time as the number of outstanding shares issued by the Company increases. These or any other purchases by ThermoTrex or Thermo Electron may be made either on the open market or directly from the Company. See Notes 5 and 8 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders for a description of outstanding stock options and subordinated convertible debentures.

        The Company purchased SoftLight laser systems and components from Trex Medical Corporation (Trex Medical), a majority-owned subsidiary of ThermoTrex, at an aggregate cost of $11,390,000, $8,549,000, and $350,000 in fiscal 1997*, 1996, and 1995, respectively. As of September 27, 1997, the Company has committed to purchase additional laser systems and components at an aggregate cost of $6,006,000.

    * In September 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30. References to "fiscal 1997," "fiscal 1996," and "fiscal 1995" herein are for the years ended September 27, 1997, and September 28, 1996, and the nine months ended September 30, 1995, respectively.

                                        3PAGE

    Forward-looking Statements
        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company conducts business in one industry segment.

    (c) Description of Business

        (i) Principal Products and Services

    Laser-based Hair Removal

        The patented SoftLight system uses a low-energy, dermatology laser in combination with a specially developed lotion that directs and absorbs the laser's energy to disable hair follicles. Unlike electrolysis, the SoftLight system can disable numerous hair follicles at one time. As a result, the Company believes that it will be able to address a larger market than electrolysis by offering hair removal from large areas, such as the legs. The lasers, which are similar to those used for tattoo and birthmark removal, are manufactured for the Company by Trex Medical. The lotion is manufactured by the Company's CBI Laboratories subsidiary.

        In a typical treatment, the area from which hair is to be removed is given a gentle cleansing. The lotion is then applied to the skin, and the area is scanned several times with the laser beam. The laser energy is absorbed by the lotion that has penetrated the hair duct, causing the temperature of the lotion to increase to a level that disables the hair follicles. The laser treatment most effectively disables hair follicles in the active growing (anagen) stage of development, and at any one time, a certain percentage of hair follicles are in the resting (telogen) stage. Therefore, it is necessary for clients to return for one or more additional treatments to ensure that each follicle is treated while in the active stage of hair growth. The number of follow-up sessions required and the time interval between treatments varies depending on the particular characteristics of the client and the anatomical site being treated.

        The Company's spas currently offer a variety of pricing programs, including a fixed fee for a single treatment (occurring over two visits) as well as fixed fees for multiple treatments during specified time periods. The per-session cost of the SoftLight system to the customer is, in general, substantially higher than the per-session costs of

                                        4PAGE
    alternative methods of hair removal, including waxing, electrolysis, and shaving. The total cost of the SoftLight treatments in comparison to these alternatives varies depending on factors including the body part treated, the pricing plan selected, and the length of time for which hair is removed in comparison to such alternatives.

        The Company has invested and continues to invest in research and development to improve the SoftLight hair-removal process. In fiscal 1997, ThermoLase spent $5,704,000 on research and development and created an in-house clinic with the ability to biopsy hair follicles. Through examination of biopsies, which show the cellular structure of the entire follicle, researchers were able to test many parameters related to the process and the extent of damage to the follicle. The Company believes that the greater the cellular damage to the follicle, the less likely a healthy hair will regrow.

        In September 1997 the Company introduced SoftLight 2.0, a modification of the hair-removal process that is intended to increase the effectiveness of the treatment. The Company has modified its lotion, thereby eliminating the need for waxing, part of the process used in earlier treatment protocols, and added an additional step to better direct the laser energy into the hair follicle. The Company is continuing to evaluate the results of the new protocol as well as the connection between follicle damage and long-term hair removal.

        ThermoLase opened its first Spa Thira salon in La Jolla, California, in November 1995. Since then, the Company has opened domestic spas in Beverly Hills and Newport Beach, California; Boca Raton, Miami Beach, and Palm Beach, Florida; Chicago, Illinois; Dallas and Houston, Texas; Denver, Colorado; Detroit, Michigan; Greenwich, Connecticut; Manhasset, New York; and Minneapolis, Minnesota. In addition, the Company signed a lease and plans to open a spa in the Georgetown section of Washington, D.C., during fiscal 1998. Internationally, the first European spa opened in Paris in May 1997 and an additional spa opened in Lugano, Switzerland, in October 1997. A spa is also under construction in Dubai in the United Arab Emirates, and additional spas are expected to be constructed in Japan, Saudi Arabia, Brazil, and London, pending regulatory approvals.

        The international spas are being developed pursuant to joint ventures and other licensing arrangements. In January 1996, the Company established a joint venture in Japan. During fiscal 1997, the Company established joint ventures in France in November 1996 and England in September 1997, and six additional licensing arrangements: in Saudi Arabia in November 1996; in Tunisia and Belgium in December 1996; in the United Arab Emirates and Oman in March 1997; in Switzerland in April 1997; in Brazil in June 1997; and in the United Kingdom (excluding England) and the Republic of Ireland in September 1997.

        The Company's existing and planned spas are designed to reflect the environment of a luxurious day spa. The Company believes that the uniformity of its centers will foster brand recognition and facilitate the opening of new spas. The Company currently uses medical staff, including physicians and nurses, as well as other personnel, to operate the SoftLight system at its centers.

                                        5PAGE

        In June 1996, the Company initiated a program to license its SoftLight technology to doctors. In this program, the Company receives a per-procedure royalty that varies depending on the anatomical site treated and pricing plan selected by the client. The Company also provides the doctors with the lasers and supplies that are necessary to perform the service. As of November 1997, approximately 150 lasers were placed in practices in 33 states and certain international markets.

        The Company advertises the SoftLight system through an advertising and public relations campaign focused on Company exposure in fashion and health magazines as well as the national news media.

        During fiscal 1997 and fiscal 1996, the Company derived revenues of $21,037,000 and $4,647,000, respectively, from laser-based hair removal services.

    Personal-care Products

        In December 1993, the Company acquired CBI, a designer, developer, manufacturer, and packager of high-quality personal-care products for sale to retailers under its own brand names and as a contract manufacturer under arrangements with third parties. CBI develops and manufactures most of its products, which include shampoos, lotions, shower creams, bath salts, and facial treatments, using botanicals and herbal extracts. CBI has the facilities and personnel to develop new product formulations, design packaging layouts, mix and fill formulations, and package final products for distribution. CBI does not manufacture packaging such as containers and boxes, but contracts with third parties for these supplies. CBI has a portfolio of approximately 3,000 formulations, and may manufacture up to 300 different products in a quarter. Through fiscal 1995, CBI's sales accounted for all of the Company's revenues.

        CBI divides its business into three primary groups: Salon, Custom Design, and Store Brands. The Salon group, which represents CBI's original business, develops and manufactures a line of products primarily sold directly by CBI to professional estheticians in skin-care salons and spas. The Custom Design group markets CBI's manufacturing and design services primarily to major retailers and multilevel marketing groups for custom design of private-label product lines. The Store Brands group markets complete proprietary product lines created by CBI, including product formulations, packaging, brand name, and promotional materials, which can be purchased by a customer for sale in its retail outlets as an exclusive product line. In addition, CBI has developed a line of branded products that are sold through Spa Thira locations, physicians' offices, and other retail channels.

        CBI's marketing and sales strategy varies by product line. Sales in the Salon group are made by phone solicitations and by sales representatives. Sales in the Custom Design and Store Brands groups are managed by the president of CBI and a group of account executives working exclusively in this area. In addition, the Company expects its network of Spa Thira salons and physicians' offices where SoftLight services are offered to provide a retail outlet for CBI's salon products. To support

                                        6PAGE
    its marketing activities, CBI attends industry trade shows and advertises in major trade publications.

        During fiscal 1997, 1996, and 1995, the Company derived revenues of $24,196,000, $23,165,000, and $17,544,000 from the sale of personal-care products.

        (ii) New Products

        In June 1995, the Company was issued a U.S. patent covering a laser-based skin-treatment system for cosmetic skin resurfacing, including wrinkle- and skin-texture treatments. In this process, the same Nd:YAG laser used in the SoftLight hair-removal system is used in conjunction with a specially developed lotion. The laser's energy passes through the skin's surface and reacts with the lotion, creating heat and mechanical energy that remove the outer layer of dead skin. The Company also believes that the heat passing into the dermal layers may stimulate formation of collagen and elastin -- the substances in the dermal tissue that keep the skin strong and supple. The Company performed studies at two sites: the University of New Mexico and in Westwood, New Jersey, under the direction of Dr. David Goldberg, to determine the safety and efficacy of this system. During the second quarter of fiscal 1997, the Company submitted a 510(k) application to the U.S. FDA for its SoftLight Rejuvenation(TM) Laser, seeking clearance to market the process for cosmetic skin resurfacing, including wrinkle- and skin-texture treatment. If the system is commercially viable and the Company receives FDA clearance to market it, the Company currently intends to offer its SoftLight Rejuvenation system at its Spa Thira salons and/or through licensees.

        (iii) Raw Materials

        In connection with its SoftLight 2.0 process, the Company currently uses a hydrogel product that is currently available from only one source. The Company has been able to obtain an adequate supply of hydrogel to satisfy its current needs for the product, but there can be no assurance that it will be able to do so indefinitely or that the Company will continue to be able to obtain an adequate supply of the product at prices acceptable to the Company. Other raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

        (iv) Patents, Licenses, and Trademarks

        The Company's policy is to protect its intellectual property rights relating to its work on the SoftLight system including, if appropriate, applying for patents in the U.S. and foreign countries. The Company has been issued two U.S. patents and certain foreign patents related to its hair-removal system, and has various patents pending to extend the coverage of the U.S. patents in the U.S. and in foreign countries. The Company has corresponding patent applications pending in numerous foreign countries and in the European Community (EC) and has reserved its rights

                                        7PAGE
    to file further corresponding patent applications in countries which are members of the Patent Cooperation Treaty (PCT). The Company's issued U.S. patents cover a hair-removal system that incorporates a substance that penetrates the hair duct and absorbs the energy from an illuminating light source that penetrates the skin.

        The Company has been issued one U.S. patent related to its SoftLight-Rejuvenation Laser. The Company has corresponding patent applications pending in numerous foreign countries and has reserved its rights to file further corresponding patent applications in countries which are members of the PCT.

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

        (v) Seasonal Influences

        There are no significant seasonal influences on the Company's sales.

        (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's total revenues in fiscal 1997.

        (viii) Backlog

        The Company's backlog of firm orders at September 27, 1997, and September 28, 1996, which consisted exclusively of orders for CBI's products, was $2,820,000 and $5,466,000, respectively. The Company

                                        8PAGE
    estimates that CBI will continue to represent a decreasing portion of total revenues as revenues from hair-removal services increase. The Company does not believe that the decrease in backlog at CBI is necessarily indicative of a trend. The Company anticipates that substantially all of its 1997 backlog will be shipped or completed during fiscal 1998.

        (ix) Government Contracts

        Not applicable.

        (x) Competition

        The Company expects that, in the near term, the principal competitors relative to the hair removal treatment using the SoftLight system will be electrolysis providers. The electrolysis market is characterized by many small practitioners. Although the Company believes that it has a significant competitive advantage over electrolysis, it does not have the well-established network of client relationships that many electrologists have. Over time, it is expected that the Company will face growing competition from other laser-based hair removal services. Four other laser manufacturers received market clearance from the FDA in 1997 for hair removal. The Company expects that others, in addition to the laser companies that currently have clearance for hair removal, will seek to develop similar technologies and products that may compete directly with the SoftLight system. The Company's services will also compete with other hair-removal products and methods. The Company believes that competition for its hair-removal services is based primarily on efficacy, price, comfort, and safety.

        Should it receive clearance to market the SoftLight Rejuvenation Laser system for skin resurfacing, the Company expects that its principal competitors will be providers of carbon dioxide laser and chemical peel resurfacing and traditional spa-based services. The Company believes that its SoftLight Rejuvenation skin treatment system will offer customers an alternative to more aggressive skin-texture and wrinkle-treatment methods.

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

                                        9PAGE

        (xi) Research and Development

        During fiscal 1997, fiscal 1996, and fiscal 1995, the Company incurred approximately $5,704,000, $3,470,000, and $3,151,000, respectively, of internally sponsored research and development programs. Approximately 31 professional employees were engaged full-time in research and development activities at September 27, 1997.

        (xii) Environmental Protection Regulations

        The Company believes that compliance with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of September 27, 1997, the Company employed 454 people.

    (d) Financial Information about Exports by Domestic Operations

        Financial information about exports by domestic operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                    Present Title (Fiscal Year First
    Name                       Age  Became Executive Officer)
    -----------------------------------------------------------------------
    John C. Hansen             38   President and Chief Executive Officer
                                      (1995)
    John N. Hatsopoulos        63   Chief Financial Officer and
                                      Vice President (1992)
    Dr. Paul E. Cain           49   Vice President (1993)
    John J. Mlynski            40   Vice President, International (1997)
    Raymond D. Sphire          38   Vice President (1996)
    Charles K. Wittenberg      34   Vice President (1996)
    Mark H. Wurth              45   Vice President, Operations (1995)
    Paul F. Kelleher           55   Chief Accounting Officer (1992)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Electron. Mr. Hansen has been President and Chief Executive Officer of the Company since May 1995. From 1990 until joining the Company, Mr. Hansen was President of Dolphin Acquisition Corp., which sells beauty products through a chain of retail outlets. Dr. Cain has been an officer of the Company since its acquisition of CBI in December 1993, President of CBI from its inception in 1982 through May 1997, and from 1982 until CBI's acquisition by the Company, Dr. Cain was a Director of CBI. Mr. Mlynski has been a Vice President of the Company since February 1997. From February 1989 until joining the Company, Mr. Mlynski held various

                                       10PAGE
    positions, including Division Vice President for the Asia/Pacific region, with the Blockbuster Video division of Viacom, which rents and sells video cassettes. Mr. Wurth has been Vice President, Operations of the Company since June 1995. From February 1994 until joining the Company, Mr. Wurth was Vice President, International and Southern California Operations of Jenny Craig, Inc., a provider of managed weight loss services. From September 1993 to February 1994, Mr. Wurth was Vice President/General Manager of Paging Network of Los Angeles, Inc., a provider of paging communications services. From 1990 to June 1993, Mr. Wurth held various positions at Nutri/System, Inc., a provider of managed weight loss services, most recently as Chief Executive Officer, Australian Nutri/System Pty. Ltd. Mr. Wittenberg has been Vice President, Business Development of the Company since March 1996. From January 1994 until joining the Company, Mr. Wittenberg was Associate General Counsel at Thermo Electron. From September 1990 until December 1993, Mr. Wittenberg was an attorney with Hale and Dorr. Mr. Sphire has been a Vice President of the Company since June 1996. From September 1995 until June 1996, Mr. Sphire was Director of Real Estate and Design at the Company. From 1984 until joining the Company, Mr. Sphire was a partner in The Holt Company, a real estate development company in California. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


    Item 2. Properties

        The Company occupies approximately 15,000 square feet of office and laboratory space under a sublease from ThermoTrex at ThermoTrex's facilities in San Diego, California, and occupies approximately 213,000 square feet of office and manufacturing space in Carrollton, Texas, under a lease expiring in 2004, through its CBI subsidiary. The Company also leases approximately 83,000 square feet of retail space for its Spa Thira salons, under leases expiring from 2000 through 2013. The Company believes that these facilities are in good condition and are suitable and adequate for its current operations.


    Item 3. Legal Proceedings

        Not applicable.


    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                                       11PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

    (a) Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.

        On August 5, 1997, the Company entered into an agreement to sell at par $115 million principal amount of 4 3/8% convertible subordinated debentures due 2004 (the Debentures).

        Such debentures were sold on August 12, 1997, to the managers of the offering in reliance on Section 4(2) of the Securities Act of 1933, as amended (the Securities Act). Debentures having an aggregate principal amount of $94,585,000 were then resold by the managers to institutional buyers in the U.S., principally in reliance on the exemption from registration provided by Rule 144A under the Securities Act. (The balance of the Debentures were resold and delivered by the managers to non-United States persons outside of the United States, its territories and possessions in reliance on the exemption from registration provided by Regulation S under the Securities Act.)

        The managers of the offering were Lehman Brothers International (Europe), Salomon Brothers Inc., Oppenheimer & Co., Inc., and HSBC Investment Banking. The total discounts and commissions applicable to the Debentures resold by the managers to investors in the U.S. were approximately $1.9 million, or 2.0% of the principal amount thereof.

        The Debentures are convertible into shares of the Company's common stock at a price of $17.385 per share and are guaranteed on a subordinated basis by Thermo Electron. ThermoTrex has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee.

    (d) The Company sold 5,349,572 shares of common stock pursuant to a Registration Statement on Form S-1 (File No. 33-78052), which was declared effective by the Securities and Exchange Commission on June 10, 1994. The managing underwriters of the offering were NatWest Securities Limited and Lehman Brothers. The aggregate gross proceeds of the offering were $16,049,000. The Company's total expenses in connection with the offering were $1,265,000, of which $761,000 was for underwriting discounts and commissions and $504,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company or affiliates of the Company. The Company's net proceeds from the offering were $14,784,000. In fiscal 1994, the Company expended $5,000,000 of such net proceeds to repay indebtedness to its parent company, ThermoTrex, and expended $197,000 to purchase the assets, subject to certain liabilities, of Marcor Laboratories, Inc. In fiscal 1995, the Company expended $1,352,000 of such net proceeds to fund its operating activities and $1,584,000 of such net proceeds to purchase property and equipment. In

                                       12PAGE
    fiscal 1996, the Company expended $4,400,000 of such net proceeds to acquire a 10% equity interest in AntiCancer Corporation, and expended the balance of such proceeds to purchase property and equipment.


    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's Fiscal 1997 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                       13PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the heading "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11. Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the heading "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the heading "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the heading "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                       14PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statements Schedules, and Reports on
             Form 8-K

    (a, d) Financial Statements and Schedules

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

           List of Financial Statements and Schedules Referenced in this
           Item 14

           Information incorporated by reference from Exhibit 13 filed herewith:

              Consolidated Statement of Operations
              Consolidated Balance Sheet
              Consolidated Statement of Cash Flows
              Consolidated Statement of Shareholders' Investment
              Notes to Consolidated Financial Statements
              Report of Independent Public Accountants

           Financial Statement Schedules filed herewith:

           Schedule II: Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

       (b) Reports on Form 8-K

           On August 6, 1997, the Registrant filed a Current Report on Form 8-K to report, under Item 5, with respect to its agreement to sell at par $115,000,000 principal amount of its Convertible Subordinated Debentures due 2004 (the "Debentures").

           On August 13, 1997, the Registrant filed a Current Report on Form 8-K to report, under Item 9, the sale of certain Debentures in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933.

       (c) Exhibits

           See Exhibit Index on the page immediately preceding exhibits.

                                       15PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: December 4, 1997                 THERMOLASE CORPORATION

                                           By: John C. Hansen
                                               -----------------------
                                               John C. Hansen
                                               President and
                                               Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 4, 1997.

    Signature                       Title
    ---------                       -----


    By: John C. Hansen                President, Chief Executive Officer, and
        -------------------------     Director
        John C. Hansen

    By: John N. Hatsopoulos           Chief Financial Officer and
        -------------------------     Vice President
        John N. Hatsopoulos

    By: Paul F. Kelleher              Chief Accounting Officer and Director
        -------------------------
        Paul F. Kelleher

    By:                             Director
        -------------------------
        Carliss Y. Baldwin

    By: Elias P. Gyftopoulos        Director
        -------------------------
        Elias P. Gyftopoulos

    By: Gary S. Weinstein           Chairman of the Board and Director
        -------------------------
        Gary S. Weinstein

    By:                             Director
        -------------------------
        Nicholas T. Zervas

                                       16PAGE

                    Report of Independent Public Accountants

    To the Shareholders and Board of Directors of ThermoLase Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoLase Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 3, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen LLP



    Boston, Massachusetts
    November 3, 1997

                                       17PAGE

    SCHEDULE II

                             THERMOLASE CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)


                                    Provision
                        Balance at    Charged    Accounts            Balance
                         Beginning         to     Written             at End
    Description          of Period    Expense         Off   Other  of Period
    -----------         ----------  ---------    --------  ------  ---------
    Allowance for
      Doubtful Accounts

    Year Ended
      September 27, 1997    $ 319     $   83      $    -     $  -     $ 402

    Year Ended
      September 28, 1996    $ 256     $   63      $    -     $  -     $ 319

    Nine Months Ended
      September 30, 1995    $ 103     $  153      $    -     $  -     $ 256

                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
      3.1       Certificate of Incorporation of the Registrant (filed as
                Exhibit 3.1 to the Registrant's Registration Statement on
                Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

      3.2 By-Laws of the Registrant, as amended and restated (filed as Exhibit 3.2 to the Registrant's Transition Report on
                Form 10-K for the transition period January 1, 1995, through September 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      4.1 Form of Unit Certificate (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 [Reg. No. 333-19633] and incorporated herein by reference).

      4.2 Guaranty Agreement between the Registrant and Thermo Electron Corporation dated March 5, 1997 (filed as Exhibit
                4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997, and incorporated herein by reference).

      4.3 Fiscal Agency Agreement dated as of August 12, 1997, among the Registrant, Thermo Electron Corporation, and Bankers Trust Company as Fiscal Agent, relating to $115,000,000 principal amount of 4 3/8% Convertible Subordinated Debentures due 2004.

     10.1 Corporate Services Agreement dated as of January 13, 1993, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-8002] and incorporated herein by reference).

     10.3 Tax Allocation Agreement dated as of January 13, 1994, between ThermoTrex Corporation and the Registrant (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.4 License Agreement dated as of February 10, 1993, between the Registrant and Nicolai I. Tankovich (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

                                       19PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.5       Master Repurchase Agreement dated as of January 1, 1994,
                between the Registrant and Thermo Electron Corporation.

     10.6 Master Guarantee Reimbursement Agreement dated as of January 1, 1994, among Thermo Electron Corporation, ThermoTrex Corporation, and the Registrant (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.7 Lease Agreement dated March 11, 1994, between Lincoln Property Company Acquisition Fund Limited Partnership and CBI Laboratories, Inc. (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 [Reg.
                No. 33-78052] and incorporated herein by reference)

     10.8 Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.9       Nonqualified Stock Option Plan of the Registrant (filed as
                Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995.)

     10.10      Incentive Stock Option Plan of the Registrant (filed as
                Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995.)

     10.11      Equity Incentive Plan of the Registrant (filed as Exhibit
                10.81 to Thermo TerraTech Inc.'s (formerly Thermo Process Systems Inc.) Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-9549] and incorporated herein by reference).

                                       20PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.12      Deferred Compensation Plan for Directors of the Registrant
                (filed as Exhibit 10.10 to the Registrant's Registration
                Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.13      Directors' Stock Option Plan of the Registrant (filed as
                Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-13104] and incorporated herein by reference).

                In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron Corporation and ThermoTrex Corporation for services rendered to the Registrant or such affiliated corporations. Such plans were filed as Exhibits 10.21 through 10.45 to the Annual Report on Form 10-K of Thermo Electron for the fiscal year ended December 28, 1996 [File No. 1-8002] and as Exhibits 10.14 through 10.18 to the Annual Report on Form 10-K of ThermoTrex for the fiscal year ended September 27, 1997 [File No. 1-10791] and are incorporated herein by reference.

      10.14 Amended and Restated Stock Holding Assistance Plan and Form of Promissory Note.

      10.15 Operating Agreement of ThermoLase Japan L.L.C. dated as of January 22, 1996, between the Registrant and Fox River Japan Partners, L.P. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      10.16 License Agreement dated as of January 22, 1996, between the Registrant and ThermoLase Japan L.L.C. (filed as Exhibit
                10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      10.17 Option Agreement dated as of January 22, 1996, between the Registrant and Fox River Japan Partners, L.P. (filed as
                Exhibit 10.3 to the Registrant's Quarterly Report on
                Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

      10.18 License Agreement dated as of October 30, 1995, between the Registrant and Ronald G. Wheeland, M.D., Professional Corporation (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

                                       21PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number      Description of Exhibit
   ------------------------------------------------------------------------
     10.19     Management Agreement dated as of October 30, 1995, between the Registrant and Ronald G. Wheeland, M.D., Professional
               Corporation (filed as Exhibit 10.5 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended
               December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.20 Sublease Agreement dated as of October 30, 1995, between the Registrant and Ronald G. Wheeland, M.D., Professional Corporation (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.21 Lease dated as of April 12, 1995, between the Registrant and The Goldberg Family Trust (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.22 Lease dated as of December 8, 1995, between the Registrant and Canon Properties (filed as Exhibit 10.8 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.23 Lease dated as of January 17, 1996, between the Registrant and Trammell Crow Equity Partners (filed as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.24 Master Joint Venture Agreement dated as of October 30, 1996, among the Registrant, Franklin Holdings, S.A. and Yves Micheli (filed as Exhibit No. 26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, and incorporated herein by reference).

     10.25 SoftLight and Spa Thira Franchise and License Agreement dated as of November 8, 1996, between the Registrant and Medical Supply & Service Co. (filed as Exhibit No. 27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, and incorporated herein by reference).

     10.26 Equipment Lease Agreement for SoftLight Lasers dated as of November 8, 1996, between the Registrant and Medical Supply & Service Co. (filed as Exhibit No. 28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, and incorporated herein by reference).

                                       22PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number      Description of Exhibit
   ------------------------------------------------------------------------
     10.27     Loan Agreement between the Registrant and Thermo Electron
               Corporation dated July 30, 1997 (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, and incorporated herein by reference).

     10.28 Franchise Agreement with the Effective Date of December 31, 1996, between the Company and Yves Micheli (filed as Exhibit
               10.1 to the Registrant's Annual Report on Form 10-Q for the quarter ended December 28, 1996, and incorporated herein by reference).

     10.29 Amendment to Operating Agreement of ThermoLase Japan L.L.C. dated as of May 1, 1996, by and among the Registrant, Fox River Partners L.P., and ThermoLase Japan L.L.C.

     10.30 Form of Terms and Conditions for Purchases of Lasers from Trex Medical Corporation.

     13 Annual Report to Shareholders for the fiscal year ended September 27, 1997 (only those portions incorporated herein by reference).

     21        Subsidiaries of the Registrant.

     23        Consent of Arthur Andersen LLP.

     27        Financial Data Schedule.