Form 10-K/A
period 1997-09-27
THERMOLASE CORP
filed 1998-01-22
CIK 901416

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  ------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)   X    Annual Report Pursuant to Section 13 or 15(d) of the
           -----  Securities Exchange Act of 1934

                  Transition Report Pursuant to Section 13 or 15(d) ----- of the Securities Exchange Act of 1934

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

   Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
         Title of each class                 on which registered
         -------------------                ---------------------

 Common Stock, $.01 par value                American Stock Exchange
 Units (each unit consisting of one
 share of common stock and one
 redemption right)                           American Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:
                              None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 31, 1997, was approximately $175,977,000.

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


         Part III, Item 10.         Directors and Executive Officers of
                                    the Registrant.

         Part III, Item 11.         Executive Compensation.

         Part III, Item 12.         Security Ownership of Certain
                                    Beneficial Owners and Management.

         Part III, Item 13.         Certain Relationships and Transactions.

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


                                      THERMOLASE CORPORATION


                                      By: /s/ Sandra L. Lambert
                                          ------------------------------------

                                           Sandra L. Lambert
                                           Secretary


ATTACHMENT A

DIRECTORS AND DIRECTOR COMPENSATION

         Set forth below are the names of the directors of the Corporation, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, ThermoTrex Corporation ("ThermoTrex"), a provider of medical products, personal-care products and services, and advanced technology research, and ThermoTrex's parent corporation, Thermo Electron Corporation ("Thermo Electron"), a provider of diversified products and services for the biomedical, instrument and environmental markets, is reported under the caption "Stock Ownership."


 ------------------------------------------------------------------------------------------------------------------
 Carliss Y. Baldwin         Dr. Baldwin, 47, has been a director of the Corporation since June 1994.  Dr. Baldwin has been the William L. White Professor of Business Administration, Harvard Business
                            School, since 1988.  She is also a director of the Federal Home Loan Bank of Boston.
 ------------------------------------------------------------------------------------------------------------------
 Elias P. Gyftopoulos       Dr. Gyftopoulos, 70, has been a director of the Corporation since September 1994. Dr.
                            Gyftopoulos is Professor Emeritus of the Massachusetts Institute of Technology, where he was the Ford Professor of Mechanical Engineering and of Nuclear Engineering for
                            more than 20 years until his retirement in 1996.  Dr. Gyftopoulos is also a director of Thermo BioAnalysis Corporation, Thermo Cardiosystems Inc., Thermo Electron, Thermo
                            Remediation Inc., ThermoSpectra Corporation, Thermo Voltek Corp. and Trex Medical
                            Corporation.
 ------------------------------------------------------------------------------------------------------------------
 John C. Hansen             Mr. Hansen, 38, has been a director of the Corporation since February 1996 and its president and chief executive officer since May 1995.  From 1990 until joining the
                            Corporation, Mr. Hansen was president of Dolphin Acquisition Corp., a skin-care products retailer operating under the name Bare Escentuals, and from 1988 until 1990 he was vice president, retail, of Performance, Inc., a direct marketer and retailer of cycling products.
 ------------------------------------------------------------------------------------------------------------------

 -------------------------------------------------------------------------------------------------------------------
  Paul F. Kelleher          Mr. Kelleher, 55, has been chief accounting officer of the Corporation since its inception in December 1992 and a director since March 1994.  Mr. Kelleher has been senior vice president, finance and administration, of Thermo Electron since June 1997 and served as its vice president, finance, from 1987 to 1997 and as its controller from 1982 to January 1996.
 ------------------------------------------------------------------------------------------------------------------
 Gary S. Weinstein          Mr. Weinstein, 40, has been a director and the chairman of the board of the
                            Corporation since February 1996.  Since February 1996, Mr. Weinstein has also been chairman and chief executive officer of ThermoTrex and a vice president of Thermo
                            Electron.  Mr. Weinstein was a managing director of Lehman Brothers Inc. from 1992 until February 1996, serving from March 1995 until leaving the firm as managing director and head of global syndicate and equity capital markets. Mr. Weinstein joined Lehman Brothers in 1988 and served in various positions, including head of equities in Europe, head of equity new issues in North and South America and head of global convertible securities.  Mr. Weinstein is also a director of ThermoTrex
                            Corporation and Trex Medical Corporation.
 ------------------------------------------------------------------------------------------------------------------
 Dr. Nicholas T. Zervas     Dr. Zervas, 68, has been a director of the Corporation since its inception in
                            December 1992, and has been Chief of Neurological Service at Massachusetts General
                            Hospital, since 1977.  Dr. Zervas is also a director of Thermedics Inc., Thermo
                            Cardiosystems Inc. and ThermoTrex Corporation.
 ------------------------------------------------------------------------------------------------------------------

Committees of the Board of Directors and Meetings

         The board of directors has established an audit committee and a human resources committee, each consisting solely of outside directors. The present members of the audit committee are Dr. Baldwin (Chairman) and Dr. Zervas. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Dr. Zervas (Chairman), Dr. Baldwin and Dr. Gyftopoulos. The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met eight times, the audit committee met twice, and the human resources committee met five times during fiscal 1997. Each director attended at least 75% of all meetings of the board of directors and committees on which he or she served held during fiscal 1997.

Compensation of Directors

         Cash Compensation

         Directors who are not employees of the Corporation, of Thermo Electron or any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of outside directors' fees is made quarterly. Mr. Hansen, Mr. Kelleher and Mr. Weinstein are all employees of Thermo Electron and its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

         Deferred Compensation Plan for Directors

         Under the Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he or she ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the board of directors, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of ThermoTrex or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the board of directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of ThermoTrex or Thermo Electron to constitute a majority of the board of directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 100,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of November 28, 1997, deferred units equal to 1,019.55 shares of Common Stock were accumulated under the Deferred Compensation Plan.

         Directors Stock Option Plan

         The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of the Common Stock to outside directors as additional compensation for their service as directors. The Directors Plan provides for the grant of stock options upon a director's initial appointment and, beginning in 1999, awards options to purchase 1,000 shares annually to outside directors.

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

         In addition, under the Directors Plan, outside directors will also receive an annual grant of options to purchase 1,000 shares of Common Stock, commencing in 1999. The annual grant is made at the close of business on the date of the Annual Meeting of the Stockholders to each outside director then holding office, commencing with the Annual Meeting of the Stockholders in 1999. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

         The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant or, if the shares are not then traded, at the last price paid per share by third parties in an arms-length transaction prior to the option grant. As of November 28, 1997, options to purchase 123,400 shares of Common Stock had been granted and were outstanding under the Directors Plan, no options had lapsed, no options had been exercised, and options to purchase 276,600 shares of Common Stock were reserved and available for grant.

Stock Ownership Policies for Directors

         During fiscal 1996, the human resources committee of the board of directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of the Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996, which is described in the Committee Report on Executive Compensation -- Stock Ownership Policies.

         In addition, the Committee adopted a policy requiring directors to hold a certain number of shares of the Corporation's Common Stock acquired upon the exercise of stock options. Under this policy, directors are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described in the Committee Report on Executive Compensation -- Stock Ownership Policies.

                                 STOCK OWNERSHIP

         The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of ThermoTrex and Thermo Electron, as of November 28, 1997, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director and nominee for director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and executive officers as a group.

         While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.


                                          ThermoLase           ThermoTrex        Thermo Electron
              Name (1)                  Corporation (2)       Corporation (3)     Corporation (4)
------------------------------------------------------------------------------------------------
Thermo Electron Corporation (5)            26,742,204                  N/A                  N/A
Carliss Y. Baldwin                             61,400                    0                1,000
Elias P. Gyftopoulos                           61,400                4,500               72,070
John C. Hansen                                504,831              100,353               23,612
Paul F. Kelleher                               83,300               10,400              135,596
John Mlynski                                   91,000               20,000                    0
Raymond D. Sphire                              95,000                   86                1,050
Gary S. Weinstein                             198,044              110,000              201,211
Charles K. Wittenberg                          80,500                    0               24,884
Mark H. Wurth                                 150,000               22,620                7,780
Nicholas T. Zervas                             87,243               29,541                    0
All directors and current executive
   officers as a group (11 persons)         1,455,047              321,344            1,138,209

(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of ThermoTrex and Thermo Electron beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

(2) Shares of the Common Stock beneficially owned by each director and executive officer and by all directors and executive officers as a group exclude 26,742,204 shares beneficially owned by Thermo Electron. Shares of Common Stock beneficially owned by Dr. Baldwin, Dr. Gyftopoulos, Mr. Hansen, Mr. Kelleher, Mr. Mlynski, Mr. Sphire, Mr. Weinstein, Mr. Wittenberg, Mr. Wurth, Dr. Zervas and all directors and executive officers as a group include 61,400, 61,400, 480,000, 77,000, 80,000,
       95,000, 130,000, 80,500, 150,000, 67,068 and 1,321,768 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1997, through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all directors and executive officers as a group include 1,019 full shares allocated through November 28, 1997 to Dr. Zervas's account maintained pursuant to the Corporation's Deferred Compensation Plan for Directors. As of November 28, 1997, no director or executive officer beneficially owned more than 1% of the Common Stock, other than Mr. Hansen, who beneficially owned 1.3%; all directors and executive officers as a group beneficially owned 3.7% of the Common Stock outstanding as of such date.

(3) Shares of ThermoTrex common stock beneficially owned by Dr. Gyftopoulos, Mr. Hansen, Mr. Kelleher, Mr. Mlynski, Mr. Weinstein, Mr. Wurth, Dr. Zervas and all directors and executive officers as a group include 4,500, 100,000, 10,400, 20,000, 100,000, 22,500, 27,200 and 305,600 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1997, through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all directors and executive officers as a group include 2,341 full shares allocated through November 28, 1997, to Dr. Zervas's account maintained pursuant to ThermoTrex's Deferred Compensation Plan for Directors. As of November 28, 1997, no director or executive officer beneficially owned more than 1% of the ThermoTrex common stock outstanding as of such date; all directors and executive officers as a group beneficially owned 1.7% of the ThermoTrex common stock outstanding as of November 28, 1997.

(4) Shares of Thermo Electron common stock beneficially owned by Dr. Gyftopoulos, Mr. Hansen, Mr. Kelleher, Mr. Weinstein, Mr. Wittenberg, Mr. Wurth and all directors and executive officers as a group include 10,375, 22,500, 95,137, 200,175, 24,750, 7,500 and 925,872 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Kelleher, Mr. Wittenberg and all directors and executive officers as a group include 1,426, 134 and 3,596 full shares, respectively, allocated through November 28, 1997, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of November 28, 1997, executive officers of Thermo Electron. No director or executive officer beneficially owned more than 1% of Thermo Electron's common stock outstanding as of such date; all directors and executive officers as a group beneficially owned less than 1% of the common stock of Thermo Electron outstanding as of such date.

(5) Thermo Electron beneficially owned 69.5% of the Common Stock outstanding as of November 28, 1997, of which 67.4% is owned through ThermoTrex, which is a majority-owned subsidiary of Thermo Electron. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046. As of November 28, 1997, Thermo Electron had the power to elect all of the members of the Corporation's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of change in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1997, except in the following instances. The Form 3 for Mr. Kurt A. Dasse, a vice president of the Corporation was filed 11 days late. ThermoTrex, the Corporation's parent company, had two late Forms 4, reporting a total of two transactions associated with the grant and lapse of options to purchase Common Stock granted to employees under its stock option program. Thermo Electron, the parent company of ThermoTrex, had four late Forms 4, reporting a total of 19 transaction, including 14 open market purchases of shares of Common Stock and five transactions associated with the grant and lapse of options to purchase Common Stock granted to employees under its stock option program.

                             EXECUTIVE COMPENSATION


Summary Compensation Table

       The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its four other most highly compensated executive officers (the "named executive officers") for the last two full fiscal years from September 29, 1996 to September 27, 1997 ("fiscal 1997") and from October 1, 1995 to September 28, 1996 ("fiscal 1996"), and for the nine-month period from January 1, 1995 to September 30, 1995 ("fiscal 1995"), reflecting a change in the Corporation's fiscal year-end to the 52- or 53-week period ending on the Saturday nearest September 30. None of the named executive officers were employed with the Corporation prior to fiscal 1995.

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


                                                    Summary Compensation Table
---------------------------------------------------------------------------------------------------------------------

                                                                               Long Term
                                                                             Compensation
                                                                             ------------
            Name and              Fiscal   Annual Compensation (1)       Securities Underlying
                                           -----------------------         Options (No. of Shares     All Other
       Principal Position          Year    Salary       Bonus(2)           and Company) (3)         Compensation (4)
---------------------------------------------------------------------------------------------------------------------
John C. Hansen (5)                 1997    $225,000      $100,000 (2)            --      --              $9,926
  Chief Executive Officer          1996    $225,000      $115,000            22,500    (TMO)             $2,674
  and President                                                               2,000    (TBA)
                                                                              2,000    (TFG)
                                                                              2,000    (TLT)
                                                                              6,000    (TOC)
                                                                              6,000    (TMQ)
                                                                              2,000    (TSR)
                                                                              4,000    (TXM)
                                   1995    $168,750  (1)  $48,000  (5)      600,000    (TLZ)                 --
                                                                            100,000    (TKN)
---------------------------------------------------------------------------------------------------------------------
Mark H. Wurth (6)                  1997    $169,000       $55,000  (2)           --      --              $15,935 (7)
  Vice President, Operations       1996    $160,000       $60,000             7,500    (TMO)             $ 2,519 (7)
                                   1995     $53,333  (1)  $30,000  (6)      150,000    (TLZ)                 --
                                                                             25,000    (TKN)
---------------------------------------------------------------------------------------------------------------------
John Mlynski (8)                   1997     $96,250  (9)  $59,000  (2)       80,000    (TLZ)             $1,006 (11)
  Vice President, International                                              20,000    (TKN)
---------------------------------------------------------------------------------------------------------------------
Charles K. Wittenberg (9)          1997    $105,000       $43,000  (2)       12,500    (TLZ)             $6,599
  Vice President                   1996     $67,500       $45,000            68,000    (TLZ)             $5,321
---------------------------------------------------------------------------------------------------------------------
Raymond D. Sphire (10)             1997    $111,250       $36,000  (2)       45,000    (TLZ)             $6,845
  Vice President                   1996    $100,000       $36,000            30,000    (TLZ)
---------------------------------------------------------------------------------------------------------------------

(1) Annual compensation for the named executive officers is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September. The Corporation changed its fiscal year-end to September from December in 1995, and as a consequence, the salary data for fiscal 1995 reflects salary paid during the nine-month period from January 1, 1995 to September 30, 1995. Salary data for subsequent fiscal years represents salary paid during the Corporation's full fiscal year.

(2) The bonus amount represents the bonus paid for performance during the calendar year in which the Corporation's fiscal year-end occurred. As bonuses have not yet been determined for calendar 1997, the bonus amounts shown for fiscal 1997 are estimates.

(3) In addition to receiving options to purchase Common Stock (designated in the table as TLZ), the named executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program in their capacities as officers of the Corporation. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies:
       Thermo Electron

       (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), ThermoTrex Corporation (designated in the table as TKN) and Trex Medical Corporation (designated in the table as TXM).

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

(7) In addition to $1,661 and $9,063, which represent the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401(k) Plan in fiscal 1996 and 1997, respectively, this amount includes $858 for fiscal 1996 and $6,872 for fiscal 1997, which represents the amount of compensation in the period attributable to an interest-free loan provided to Mr. Wurth in connection with his relocation to San Diego, California. See "Relationship with Affiliates."

(8) Mr. Mlynski was appointed vice president, international of the Corporation on March 5, 1997.

(9) Mr. Wittenberg was appointed a vice president of the Corporation on January 9, 1996.

(10) Mr. Sphire was appointed a vice president of the Corporation on June 11, 1996.

(11) This represents the amount of compensation attributable to an interest-free loan provided to Mr. Mlynski pursuant to the Corporation's Stock Holding Assistance Plan. See "Relationship with Affiliates -- Stock Holding Assistance Plan."

Stock Options Granted During Fiscal 1997

       The following table sets forth information concerning individual grants of stock options by the Corporation and other Thermo Electron companies made during fiscal 1997 to the named executive officers in their capacities as officers of the Corporation. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1997.


                                                   Option Grants in Fiscal 1997
------------------------------------------------------------------------------------------------------------------------
                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                                       Percent of                                 Annual Rates of Stock
                                                      Total Options                               Price Appreciation for
                          Number of Securities         Granted to       Exercise                      Option Term(2)
                          Underlying Opinions         Employees in      Price Per     Expiration      --------------
         Name                 Granted (1)             Fiscal Year        Share           Date         5%          10%
------------------------------------------------------------------------------------------------------------------------
John C. Hansen                    --  --                    --                --             --          --           --
------------------------------------------------------------------------------------------------------------------------
Mark H. Wurth                     --  --                    --                --             --          --           --
------------------------------------------------------------------------------------------------------------------------
John Mlynski                  80,000  (TLZ)               27.3%           $13.65       03/05/04    $444,800   $1,036,000
                              20,000  (TKN)               18.5 (3)        $27.03       03/11/09    $430,200   $1,156,000
------------------------------------------------------------------------------------------------------------------------
Charles K. Wittenberg         12,500  (TLZ)                4.3%           $13.65       03/05/09    $135,750     $364,875
------------------------------------------------------------------------------------------------------------------------
Raymond D. Sphire             25,000  (TLZ)                8.5%           $13.65       03/05/09    $271,500     $729,750
                              20,000  (TLZ)                6.8%           $17.10       09/19/09    $272,200     $731,400
------------------------------------------------------------------------------------------------------------------------

(1) Options have been granted during fiscal 1997 to the named executive officers to purchase the common stock of the Corporation (designated in the table as TLZ) and ThermoTrex Corporation (designated in the table as TKN). All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax-withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

(3) These options were granted under stock option plans maintained by Thermo Electron and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1997

     The following table reports certain information regarding stock option exercises during fiscal 1997 and outstanding stock options to purchase shares of Thermo Electron companies held at the end of fiscal 1997 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1997.

                   Aggregated Option Exercises In Fiscal 1997 And Fiscal 1997 Year-End Option Values
-------------------------------------------------------------------------------------------------------------------------

                                                                                     Number of
                                                                                    Unexercised
                                                                                   Options at Fiscal      Value of
                                                    Shares                             Year-End          Unexercised
                                                  Acquired on        Value           Exercisable/        In-the-Money
           Name                Company             Exercise      Realized (1)      Unexercisable)(2)      Options
-------------------------------------------------------------------------------------------------------------------------
John C. Hansen              ThermoLase                      --              --       480,000  /--     $2,704,800 /--
                            Thermo Electron                 --              --        22,500  /--      $148,230  /--
                            Thermo BioAnalysis              --              --         2,000  /--       $13,750  /--
                            Thermo Fibergen                 --              --         2,000  /--            $0  /--
                            ThermoLyte                      --              --             0  /2,000         --  /$0  (3)
                            Thermo Optek                    --              --         6,000  /--       $40,128  /--
                            ThermoQuest                     --              --         6,000  /--       $36,750  /--
                            Thermo Sentron                  --              --         2,000  /--          $250  /--
                            ThermoTrex                      --              --       100,000  /--      $518,800  /--
                            Trex Medical                    --              --         4,000  /--       $16,000  /--
-------------------------------------------------------------------------------------------------------------------------
Mark H. Wurth               ThermoLase                      --              --       150,000  /--      $386,250  /--
                            Thermo Electron                 --              --         7,500  /--       $49,410  /--
                            ThermoTrex                      --              --        22,500  /--       $73,980  /--
-------------------------------------------------------------------------------------------------------------------------
John Mlynski                ThermoLase                      --              --        80,000  /--      $298,001  /--
                            ThermoTrex                      --              --        20,000  /--            $0  /--
-------------------------------------------------------------------------------------------------------------------------
Charles K. Wittenberg (4)   ThermoLase                      --              --        80,500  /--       $46,563  /--
-------------------------------------------------------------------------------------------------------------------------
Raymond D. Sphire           ThermoLase                      --              --        95,000  /--       $98,625  /--
-------------------------------------------------------------------------------------------------------------------------

(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end, except the options to purchase shares of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 and (ii) nine years from the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the granting corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date.

(3) No public market existed for the shares as of November 28, 1997. Accordingly, no value in excess of the exercise price has been attributed to these options.

(4) Prior to his appointment as a vice president of the Corporation in January 1996, Mr. Wittenberg was an associate general counsel of Thermo Electron. Mr. Wittenburg holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation, which were granted to him as compensation for his service as an associate general counsel. Those options are not reported in the table as they were granted as compensation for service in a capacity other than in his capacity as an officer of the Corporation.

                         RELATIONSHIP WITH AFFILIATES

     Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held, majority-owned subsidiaries, including the Corporation which was created by ThermoTrex. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are referred to hereinafter as the "Thermo Subsidiaries.")

     Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the Corporation, have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

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

     The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

Corporate Services Agreement

     As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1% of the Corporation's total revenues for these services in calendar 1996 and 1997. The annual fee will be reduced to 0.8% of the Corporation's total revenues in calendar 1998. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1997, Thermo Electron assessed the Corporation $452,000 in fees under the Services Agreement. Management believes that these charges are reasonable and that the terms of the Services Agreement are representative of the expenses the Corporation would have incurred on a stand-alone basis. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on costs attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

Miscellaneous

     In August 1996, the Corporation loaned $125,000 to Mark H. Wurth, a vice president and executive officer of the Corporation, in connection with Mr. Wurth's relocation to San Diego, California. The loan is non-interest bearing and the repayment due date has been extended an additional year and one-half from the original due date of August 1997 to January 1999.

     From time to time, the Corporation may transact business with other companies in the Thermo Group. In fiscal 1997, such transactions included the following.

     ThermoTrex provides certain services to the Corporation, including personnel administration, accounting, data processing, and general administrative management. The Corporation was charged $144,000 for these services in fiscal 1997.

     During fiscal 1997, the Corporation engaged the LORAD division of Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex, to manufacture laser systems at various prices for an aggregate cost of $11,390,000. As of September 27, 1997, the Corporation had committed to purchase additional laser systems at an aggregate cost of $6,000,000.

     The Corporation subleases office and research facilities from ThermoTrex and is charged for the actual square footage occupied at approximately the same cost-per-square-foot paid by ThermoTrex under its prime lease. During fiscal 1997, the Corporation paid an aggregate of $296,000 under this arrangement. Currently, the cost of the area occupied by the Corporation is $302,000 per year.

     As of September 27, 1997, $49,291,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

Stock Holding Assistance Plan

     In 1996, the Corporation adopted a stock holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a Stock Holding Assistance Plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. During 1997, Mr. Mlynski received a loan in the principal amount of $148,549.80 under this plan to purchase 11,000 shares. The loan to Mr. Mlynski is to be repaid upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the human resources committee of the Corporation's board of directors.