Form 10-Q
period 1998-01-03
THERMOLASE CORP
filed 1998-02-06
CIK 901416

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended January 3, 1998.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at January 30, 1998
        ----------------------------      -------------------------------
        Common Stock, $.01 par value                38,078,147
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   January 3,  September 27,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 68,833       $ 87,843
      Available-for-sale investments, at quoted
        market value (amortized cost of $14,129
        and $12,509)                                   14,133         12,493
      Accounts receivable, less allowances of
        $402 in both periods                            7,714          5,863
      Inventories:
        Raw materials and supplies                      1,112          1,343
        Work in process and finished goods              1,942          1,905
      Prepaid expenses                                  1,463          1,718
      Prepaid income taxes                              1,687          1,687
                                                     --------       --------
                                                       96,884        112,852
                                                     --------       --------

    Property and Equipment, at Cost                    47,058         45,792
      Less: Accumulated depreciation and
            amortization                                7,521          6,055
                                                     --------       --------
                                                       39,537         39,737
                                                     --------       --------
    Long-term Prepaid Income Taxes                      7,396          6,412
                                                     --------       --------
    Note Receivable from Related Party (Note 3)         1,667              -
                                                     --------       --------
    Other Assets                                        7,016          7,498
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Company                                           8,037          8,096
                                                     --------       --------
                                                     $160,537       $174,595
                                                     ========       ========


                                        2PAGE

                             THERMOLASE CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                   January 3,  September 27,
    (In thousands except share amounts)                  1998           1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $  1,885       $  5,163
      Accrued payroll and employee benefits             2,502          2,590
      Deferred revenue                                    739          1,355
      Accrued interest                                  1,859            601
      Other accrued expenses                            4,926          5,121
      Due to parent company and affiliated
        companies                                       2,186          2,553
                                                     --------       --------
                                                       14,097         17,383
                                                     --------       --------
    4 3/8% Subordinated Convertible Debentures        115,000        115,000
                                                     --------       --------

    Deferred Lease Liability                            1,441          1,379
                                                     --------       --------
    Common Stock Subject to Redemption                 40,500         40,500
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.01 par value, 100,000,000
        shares authorized; 40,809,932 and
        40,807,932 shares issued                          408            408
      Capital in excess of par value                   45,990         46,379
      Accumulated deficit                             (17,956)       (15,921)
      Treasury stock at cost, 2,746,301 and
        2,129,549 shares                              (38,945)       (30,523)
      Net unrealized gain (loss) on available-
        for-sale investments                                2            (10)
                                                     --------       --------
                                                      (10,501)           333
                                                     --------       --------
                                                     $160,537       $174,595
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                   ------------------------
                                                   January 3,  December 28,
    (In thousands except per share amounts)              1998          1996
    -----------------------------------------------------------------------
    Revenues:
      Product revenues                                $ 6,399       $ 6,046
      Service revenues                                  7,050         2,564
                                                      -------       -------
                                                       13,449         8,610
                                                      -------       -------

    Costs and Operating Expenses:
      Cost of product revenues                          4,386         4,015
      Cost of service revenues                          5,633         2,812
      Selling, general, and administrative expenses     5,126         4,214
      Research and development expenses                   939           909
                                                      -------       -------
                                                       16,084        11,950
                                                      -------       -------

    Operating Loss                                     (2,635)       (3,340)

    Interest Income                                     1,418           616
    Interest Expense                                   (1,332)            -
    Equity in Losses of Joint Ventures                   (400)            -
                                                      -------       -------
    Loss Before Income Tax Benefit                     (2,949)       (2,724)
    Income Tax Benefit                                    914         1,335
                                                      -------       -------
    Net Loss                                          $(2,035)      $(1,389)
                                                      =======       =======

    Basic Loss per Share (Note 4)                     $  (.05)      $  (.03)
                                                      =======       =======

    Basic Weighted Average Shares (Note 4)             38,384        40,685
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                                   -------------------------
                                                   January 3,   December 28,
    (In thousands)                                       1998           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net loss                                       $ (2,035)      $ (1,389)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization                 1,609            691
          Provision for losses on accounts
            receivable                                      -             60
          Increase in prepaid income taxes               (991)        (1,526)
          Increase in deferred lease liability             62            270
          Equity in losses of joint ventures              400              -
          Changes in current accounts:
            Accounts receivable                        (1,851)           207
            Inventories                                   194           (217)
            Other current assets                          235            (47)
            Accounts payable                           (3,278)        (1,978)
            Other current liabilities                     278            754
                                                     --------       --------
    Net cash used in operating activities              (5,377)        (3,175)
                                                     --------       --------
    Investing Activities:
      Purchases of available-for-sale investments      (4,000)             -
      Proceeds from maturities of available-
        for-sale investments                            2,400         26,500
      Purchases of property and equipment              (1,555)        (7,386)
      Issuance of note receivable to related
        party (Note 3)                                 (1,667)             -
      Other                                                 -            443
                                                     --------       --------
    Net cash provided by (used in) investing
      activities                                       (4,822)        19,557
                                                     --------       --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock and sale of put options               82            384
      Repurchases of Company common stock              (8,806)        (2,179)
      Payment of withholding taxes related to
        stock option exercises                            (87)          (280)
                                                     --------       --------
    Net cash used in financing activities            $ (8,811)      $ (2,075)
                                                     --------       --------

                                        5PAGE

                             THERMOLASE CORPORATION

                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                    January 3,  December 28,
    (In thousands)                                        1998          1996
    ------------------------------------------------------------------------
    Increase (Decrease) in Cash and Cash
      Equivalents                                     $(19,010)     $ 14,307
    Cash and Cash Equivalents at Beginning
      of Period                                         87,843         7,923
                                                      --------      --------
    Cash and Cash Equivalents at End of Period        $ 68,833      $ 22,230
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.










                                        6PAGE

                             THERMOLASE CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 3, 1998, and the results of operations and the cash flows for the three-month periods ended January 3, 1998, and December 28, 1996. The Company's results of operations for the three-month periods ended January 3, 1998, and December 28, 1996, include 14 weeks and 13 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 27, 1997, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, filed with the Securities and Exchange Commission.

    2.  Related-party Transaction

        During the quarter ended January 3, 1998, the Company purchased laser systems and components from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the Company's parent, at an aggregate cost of $441,000.

    3.  Related-party Note Receivable

        In October 1997, the Company advanced $1,667,000 to ThermoLase U.K. Limited under a note receivable, due December 31, 2003, and bearing interest at 8.0%, payable annually. ThermoLase U.K. Limited, a subsidiary of a joint venture that is 50%-owned by the Company, is marketing the Company's SoftLight system in England.

    4.  Loss per Share

        During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported losses per share have been restated; however, basic loss per share equals the Company's previously reported loss per share for the fiscal 1997 period. Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is not presented because the effect of assuming the conversion of convertible

                                        7PAGE

                             THERMOLASE CORPORATION
    obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects, would be antidilutive, due to the Company's net loss in both periods. As of January 3, 1998, there were outstanding options to purchase 2,760,520 shares of Company common stock at prices ranging from $1.75 to $29.38 per share, and the Company had outstanding $115,000,000 principal amount of 4 3/8% subordinated convertible debentures, convertible at $17.385 per share.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, filed with the Securities and Exchange Commission.

    Overview

         The Company has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. The Company opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and, by January 3, 1998, had a total of 14 domestic Spa Thira locations. Rather than continuing to open additional domestic Spa Thira locations, the Company presently intends to concentrate its resources on attempting both to increase the capacity utilization of its existing U.S. spas and to expand its physicians' licensing program and international licensing arrangements, discussed below.


                                        8PAGE

                             THERMOLASE CORPORATION

        In June 1996, the Company commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal procedure. In this program, the Company licenses its technology and receives a one-time fee and a per-procedure royalty that varies depending on the anatomical site treated and pricing plan selected by the client. The Company also provides the licensees with the lasers and lotion that are necessary to perform the service.

        The Company is marketing the SoftLight system internationally through joint ventures and other licensing arrangements. In January 1996, the Company established a joint venture in Japan. During fiscal 1997, the Company established joint ventures in France in November 1996 and England in September 1997, and six additional licensing arrangements: in Saudi Arabia in November 1996; in Tunisia and Belgium in December 1996; in the United Arab Emirates and Oman in March 1997; in Switzerland in April 1997; in Brazil in June 1997; and in the United Kingdom (excluding England) and the Republic of Ireland in September 1997. In December 1997, the Company established a joint venture to market the SoftLight system in Australia, Cyprus, Germany, Greece, New Zealand, South Africa, and Spain. The Company's international arrangements resulted in the opening of spas in Paris in May 1997 and in Lugano, Switzerland, in October 1997.

        In September 1997, the Company introduced a modification to its hair-removal treatment, called SoftLight 2.0. Although clinical laboratory results were encouraging, the Company has determined that further modification is warranted, and accordingly continues to adjust its treatment protocol. The Company plans to continue research and development as it seeks to improve the efficacy and duration of its hair-removal treatment, and believes that such improvements are critical elements in its ability to improve the profitability of its business.

        In March 1997, the Company filed with the FDA a 510(k) application seeking clearance to market cosmetic skin resurfacing services using its SoftLight Rejuvenation(TM) Laser, including wrinkle and skin-texture treatment. This technology, which uses the same laser as the Company's hair-removal system, is designed to improve the skin's appearance and texture. Following discussions with the FDA in December 1997, the Company has decided to submit additional data and to focus on claims related to skin texture rather than wrinkle treatment, in order to expedite clearance of the application.

        The Company also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

    Results of Operations

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997

        Revenues increased 56% to $13,449,000 in the first quarter of fiscal 1998 from $8,610,000 in the first quarter of fiscal 1997. The Company earned revenues from hair-removal services and related activities of

                                        9PAGE

                             THERMOLASE CORPORATION

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997
    (continued)

    $7,050,000 in fiscal 1998, compared with $2,564,000 in fiscal 1997. The increase in revenues resulted in part from an increase in the number of U.S. spas to 14, compared with seven spas open during fiscal 1997. The Company changed its pricing plan in March 1997 to offer single or multiple treatment plans, and continues to evaluate its pricing plans. The Company defers revenue related to payments for multiple treatment plans, which is recognized over the anticipated treatment period. As the Company collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected. Revenues from the Company's physicians' licensing program also increased in fiscal 1998, primarily due to an increase in the number of physician-licensees. In addition, revenues from hair-removal services and related activities in fiscal 1998 included $2,807,000 of minimum guaranteed payments recorded upon granting technology rights under the Company's international licensing arrangements, compared with $308,000 in fiscal 1997. Of the $2,807,000 earned in fiscal 1998, $547,000 was due upon the grant of the technology rights during the quarter, and the balance of $2,260,000 is due on March 2, 1998. The amount of minimum guaranteed payments recorded by the Company will vary depending on the Company's ability to enter into additional international licensing arrangements, the availability of additional territories, and the terms of any such arrangements. Revenues at CBI increased to $6,399,000 in fiscal 1998 from $6,046,000 in fiscal 1997. A portion of CBI's revenues are derived from sales to large retailers, which have a relatively long buying cycle that results in periodic variations in revenues.

        The gross profit margin in the first quarter of fiscal 1998 was 26%, compared with 21% in the first quarter of fiscal 1997. The Company's hair-removal business reported gross profit of $1,417,000 in fiscal 1998, compared with gross profit of negative $248,000 in fiscal 1997. Each period was impacted by the early operations of the Spa Thira business, which has been operating below maximum capacity as the Company seeks to develop its client base and refine its process and operating procedures, offset in part by the effect of physicians' licensing fees and minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. In addition, fiscal 1997 was negatively impacted by pre-opening costs incurred in connection with new spa openings. During the remainder of fiscal 1998, the effect of operating each spa below maximum capacity, as the Company seeks to develop its client base and expand its product lines, will continue to have a negative impact on the Company's gross profit margin. The Company believes that improvements in the efficacy and duration of the SoftLight process are critical elements in its ability to improve the profitability of its spas. In December 1997, the Company began introducing traditional day spa services, such as European facials and massages, in an effort to improve the capacity utilization of its spas. The gross profit margin at CBI declined to 31% in fiscal 1998 from 34% in fiscal 1997, as a result of a continued shift to lower-margin products.

                                       10PAGE

                             THERMOLASE CORPORATION

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997
    (continued)

        Selling, general, and administrative expenses as a percentage of revenues decreased to 38% in the first quarter of fiscal 1998 from 49% in the first quarter of fiscal 1997, due to an increase in revenues, offset in part by increased spending. The spending increase was primarily due to costs related to expanding the Company's administrative and management efforts for its Spa Thira business and domestic and international licensing programs; increased marketing efforts, including national advertising costs for the physicians' licensing program; and legal costs associated with obtaining and protecting the Company's patent rights and regulatory issues.

        Research and development expenses were $939,000 in the first quarter of fiscal 1998, compared with $909,000 in the first quarter of fiscal 1997. The Company plans to continue research and development as it seeks to improve the efficacy and duration of its hair-removal treatment. In addition, the Company continues to develop its SoftLight Rejuvenation Laser skin treatment and investigate other health and beauty applications for its proprietary laser technology.

        Interest income increased to $1,418,000 in the first quarter of fiscal 1998 from $616,000 in the first quarter of fiscal 1997, primarily due to interest income earned on the invested proceeds from the Company's August 1997 issuance of $115,000,000 principal amount of 4 3/8% subordinated convertible debentures. Interest expense represents interest associated with these debentures.

        Equity in losses of joint ventures in the accompanying statement of operations represents the Company's proportionate share of losses from its international joint ventures.

        The effective tax rates in both periods differ from the statutory federal income tax rate due to the impact of state income taxes and certain nondeductible expenses, including amortization of cost in excess of net assets of acquired company.

    Liquidity and Capital Resources

        Consolidated working capital was $82,787,000 at January 3, 1998, compared with $95,469,000 at September 27, 1997. Included in working capital are cash, cash equivalents, and available-for-sale investments of $82,966,000 at January 3, 1998, compared with $100,336,000 at September 27, 1997. Operating activities used $5,377,000 of cash during the first quarter of fiscal 1998. An increase in accounts receivable used $1,851,000, primarily due to the inclusion of certain receivables from the Company's international licensing arrangements, discussed above. A net decrease in accounts payable and other current liabilities used $3,000,000, primarily due to certain repurchases of Company common stock with trade dates in late fiscal 1997 and settlement dates in fiscal 1998.

                                       11PAGE

                             THERMOLASE CORPORATION

        During the first quarter of fiscal 1998, the Company expended $1,555,000 for purchases of property and equipment, including the purchase of laser systems and components at an aggregate cost of $441,000 from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation.

        In connection with certain of the Company's joint venture arrangements, the Company provided funding of $1,667,000 during the first quarter of fiscal 1998 (Note 3). The Company has agreed to provide additional funding of up to approximately $5,389,000 under these arrangements.

        In September 1997, the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of Company common stock through September 4, 1998, in the open market, in negotiated transactions, or pursuant to the exercise by investors of standardized put options written on the Company's common stock. During the first quarter of fiscal 1998, the Company repurchased 643,000 shares of its common stock for $8,806,000. As of January 3, 1998, authorization to repurchase up to an additional 1,016 shares remained outstanding.

        The Company's capital expenditures during the remainder of fiscal 1998 will primarily be affected by the number of physicians and other domestic and international licensees engaged in its licensing programs. The Company expects that it will finance its capital requirements through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from ThermoTrex Corporation or Thermo Electron Corporation, ThermoTrex's parent, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 5 - Other Information

       Effective February 1, 1998, John C. Hansen resigned as President, Chief Executive Officer, and a director of the Company. Anne Pol, a vice president of Thermo Electron Corporation, has been appointed interim President of the Company, pending the appointment of a permanent replacement. Mr. Hansen will remain as a consultant to the Company.


    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.


                                       12PAGE

                             THERMOLASE CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of February 1998.

                                             THERMOLASE CORPORATION



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer and
                                               Senior Vice President
















                                       13PAGE

                             THERMOLASE CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

     10.1       Agreement between the Company and John C. Hansen.

     10.2 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated December 12, 1997, between the Company and Thermo Electron Corporation.

     10.3 Amended and Restated Guarantee and Loan Agreement dated December 12, 1997, between the Company and ThermoTrex Corporation.

     27         Financial Data Schedule.