Form 10-Q
period 1998-04-04
THERMOLASE CORP
filed 1998-05-11
CIK 901416

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.01 par value                38,144,378
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,  September 27,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $62,485
        and $49,291 under repurchase agreement
        with affiliated company)                     $ 64,016       $ 87,843
      Available-for-sale investments, at quoted
        market value (amortized cost of $12,151
        and $12,509)                                   12,163         12,493
      Accounts receivable, less allowances of
        $431 and $402                                   4,640          5,863
      Inventories:
        Raw materials and supplies                      1,634          1,343
        Work in process and finished goods              1,687          1,905
      Prepaid expenses                                  1,917          1,718
      Prepaid income taxes                              1,687          1,687
                                                     --------       --------
                                                       87,744        112,852
                                                     --------       --------

    Property and Equipment, at Cost                    48,363         45,792
      Less: Accumulated depreciation and
            amortization                                9,153          6,055
                                                     --------       --------
                                                       39,210         39,737
                                                     --------       --------
    Long-term Prepaid Income Taxes                      7,462          6,412
                                                     --------       --------
    Note Receivable from Related Party (Note 3)         1,667              -
                                                     --------       --------
    Other Assets                                        6,511          7,498
                                                     --------       --------

    Cost in Excess of Net Assets of Acquired
      Company                                           7,978          8,096
                                                     --------       --------
                                                     $150,572       $174,595
                                                     ========       ========


                                        2PAGE

                             THERMOLASE CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,  September 27,
    (In thousands except share amounts)                  1998           1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $  1,773       $  5,163
      Accrued payroll and employee benefits             1,808          2,590
      Deferred revenue                                    931          1,355
      Other accrued expenses                            5,083          5,722
      Due to parent company and affiliated
        companies                                       3,240          2,553
                                                     --------       --------
                                                       12,835         17,383
                                                     --------       --------

    4 3/8% Subordinated Convertible Debentures        115,000        115,000
                                                     --------       --------
    Deferred Lease Liability                            1,455          1,379
                                                     --------       --------
    Common Stock Subject to Redemption                 40,500         40,500
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.01 par value, 100,000,000
        shares authorized; 40,829,132 and
        40,807,932 shares issued                          408            408
      Capital in excess of par value                   45,341         46,379
      Accumulated deficit                             (26,492)       (15,921)
      Treasury stock at cost, 2,725,957 and
        2,129,549 shares                              (38,482)       (30,523)
      Net unrealized gain (loss) on available-
        for-sale investments                                7            (10)
                                                     --------       --------
                                                      (19,218)           333
                                                     --------       --------
                                                     $150,572       $174,595
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands except per share amounts)              1998          1997
    -----------------------------------------------------------------------
    Revenues:
      Product revenues                                $ 5,203       $ 6,511
      Service revenues                                  2,889         5,155
                                                      -------       -------
                                                        8,092        11,666
                                                      -------       -------
    Costs and Operating Expenses:
      Cost of product revenues                          3,603         4,392
      Cost of service revenues                          5,828         5,252
      Selling, general, and administrative expenses     5,724         6,052
      Research and development expenses                   883         1,393
                                                      -------       -------
                                                       16,038        17,089
                                                      -------       -------

    Operating Loss                                     (7,946)       (5,423)

    Interest Income                                     1,148           438
    Interest Expense                                   (1,334)            -
    Equity in Losses of Joint Ventures                   (420)            -
                                                      -------       -------
    Loss Before Income Tax Benefit                     (8,552)       (4,985)
    Income Tax Benefit                                     17         1,286
                                                      -------       -------
    Net Loss                                          $(8,535)      $(3,699)
                                                      =======       =======
    Basic Loss per Share (Note 4)                     $  (.22)      $  (.09)
                                                      =======       =======
    Basic Weighted Average Shares (Note 4)             38,080        40,578
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                         Six Months Ended
                                                      ----------------------
                                                      April 4,     March 29,
    (In thousands except per share amounts)               1998          1997
    ------------------------------------------------------------------------
    Revenues:
      Product revenues                                $ 11,602      $ 12,557
      Service revenues                                   9,939         7,719
                                                      --------      --------
                                                        21,541        20,276
                                                      --------      --------

    Costs and Operating Expenses:
      Cost of product revenues                           7,989         8,407
      Cost of service revenues                          11,461         8,064
      Selling, general, and administrative expenses     10,850        10,266
      Research and development expenses                  1,822         2,302
                                                      --------      --------
                                                        32,122        29,039
                                                      --------      --------

    Operating Loss                                     (10,581)       (8,763)

    Interest Income                                      2,566         1,054
    Interest Expense                                    (2,666)            -
    Equity in Losses of Joint Ventures                    (820)            -
                                                      --------      --------
    Loss Before Income Tax Benefit                     (11,501)       (7,709)
    Income Tax Benefit                                     930         2,621
                                                      --------      --------
    Net Loss                                          $(10,571)     $ (5,088)
                                                      ========      ========
    Basic Loss per Share (Note 4)                     $   (.28)     $   (.13)
                                                      ========      ========
    Basic Weighted Average Shares (Note 4)              38,232        40,632
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Six Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands)                                       1998         1997
    ----------------------------------------------------------------------
    Operating Activities:
      Net loss                                       $(10,571)    $ (5,088)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization                 3,382        1,649
          Provision for losses on accounts
            receivable                                     54           74
          Increase in prepaid income taxes             (1,060)      (2,840)
          Increase in deferred lease liability             76          499
          Equity in losses of joint ventures              820            -
          Changes in current accounts:
            Accounts receivable                         1,168           22
            Inventories                                   (74)         150
            Other current assets                         (198)        (258)
            Accounts payable                           (3,390)      (2,255)
            Other current liabilities                  (1,259)       3,881
                                                     --------     --------
    Net cash used in operating activities             (11,052)      (4,166)
                                                     --------     --------
    Investing Activities:
      Purchases of available-for-sale investments      (4,000)           -
      Proceeds from maturities of available-
        for-sale investments                            4,400       29,500
      Purchases of property and equipment              (2,468)     (18,495)
      Advance pursuant to note receivable from
        related party (Note 3)                         (1,667)           -
      Investment in other assets                            -       (1,119)
      Other                                               (41)         535
                                                     --------     --------
    Net cash provided by (used in) investing
      activities                                       (3,776)      10,421
                                                     --------     --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock and sale of put options              222          444
      Purchases of Company common stock                (8,806)      (2,179)
      Payment of withholding taxes related to
        stock option exercises                           (415)        (728)
                                                     --------     --------
    Net cash used in financing activities            $ (8,999)    $ (2,463)
                                                     --------     --------

                                        6PAGE

                             THERMOLASE CORPORATION

                                   (Unaudited)


                                                        Six Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands)                                       1998         1997
    ----------------------------------------------------------------------
    Increase (Decrease) in Cash and Cash
      Equivalents                                    $(23,827)    $  3,792
    Cash and Cash Equivalents at Beginning
      of Period                                        87,843        7,923
                                                     --------     --------
    Cash and Cash Equivalents at End of Period       $ 64,016     $ 11,715
                                                     ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.










                                        7PAGE

                             THERMOLASE CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, the results of operations for the three- and six-month periods ended April 4, 1998, and March 29, 1997, and the cash flows for the six-month periods ended April 4, 1998, and March 29, 1997. The Company's results of operations for the six-month periods ended April 4, 1998, and March 29, 1997, include 27 weeks and 26 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

    2.  Related-party Transaction

        During the six months ended April 4, 1998, the Company purchased laser systems, components, and related services from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the Company's parent, at an aggregate cost of $1,668,000.

    3.  Related-party Note Receivable

        In October 1997, the Company advanced $1,667,000 to ThermoLase U.K. Limited under a note receivable, due December 31, 2003, and bearing interest at 8.0%, payable annually. ThermoLase U.K. Limited, a subsidiary of a joint venture that is 50%-owned by the Company, is marketing the Company's SoftLight(R) system in England.

    4.  Loss per Share

        During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported losses per share have been restated; however, basic loss per share equals the Company's previously reported loss per share for the fiscal 1997 periods. Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is not presented because the effect of assuming the conversion of convertible

                                        8PAGE

                             THERMOLASE CORPORATION
    obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects, would be antidilutive, due to the Company's net loss in the periods presented. As of April 4, 1998, there were outstanding options to purchase 2,840,280 shares of Company common stock at prices ranging from $1.75 to $29.55 per share, and the Company had outstanding $115,000,000 principal amount of 4 3/8% subordinated convertible debentures, convertible at $17.385 per share.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

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

    Overview

        The Company has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. The Company opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and opened its fourteenth spa in October 1997. Rather than continuing to open additional Spa Thira locations, the Company presently intends to concentrate its resources on attempting both to increase the capacity utilization of its existing spas and to expand its physicians' licensing program and international licensing arrangements, discussed below.

        In June 1996, the Company commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal procedure. In this program, the Company licenses its technology and receives a one-time fee and a per-procedure royalty

                                        9PAGE

                             THERMOLASE CORPORATION
    that varies depending on the anatomical site treated and pricing plan selected by the client. The Company also provides the licensees with the lasers and lotion that are necessary to perform the service.

        The Company experienced a decrease in revenues from its hair-removal services during the second quarter of fiscal 1998, as discussed in the results of operations below. In response to this trend, in April 1998 the Company significantly reduced the prices in its Spa Thira locations for its single- and multiple-treatment plans and similarly changed the pricing terms of its physicians' licensing program to reduce the per-procedure royalty paid by the physician-licensees, in an attempt to establish an optimum price point that will result in increased demand and higher revenues. In April 1998, as part of its effort to improve profitability, the Company also initiated an effort to amend the existing agreements with its physician-licensees to include certain monthly minimum royalties, and will require such minimums with its new physician-licensees. Although not all licensees have responded, approximately 30% of those responding have declined to accept these new terms, which may result in the termination or restructuring of these licenses by the Company. There can be no assurance that the strategies described above will be successful.

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

        In March 1997, the Company filed with the FDA a 510(k) application seeking clearance to market cosmetic skin resurfacing services using its SoftLight Rejuvenation(TM) Laser, including wrinkle and skin-texture treatment. This technology, which uses the same laser as the Company's hair-removal system, is designed to improve the skin's appearance and texture. Following discussions with the FDA in December 1997, the Company submitted additional data in February 1998 and focused on claims related to skin texture rather than wrinkle treatment, in order to expedite clearance of the application.
                                       10PAGE

                             THERMOLASE CORPORATION

        The Company also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

    Results of Operations

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------

        Revenues decreased to $8,092,000 in the second quarter of fiscal 1998 from $11,666,000 in the second quarter of fiscal 1997. The Company earned revenues from hair-removal services and related activities of $2,889,000 in fiscal 1998, compared with $5,155,000 in fiscal 1997. The decrease in revenues resulted in part from reduced demand at the Company's Spa Thira locations, offset in part by an increase in the number of U.S. spas to 14, compared with 10 spas open during fiscal 1997. Revenues from the Company's physicians' licensing program decreased slightly in fiscal 1998 compared with fiscal 1997, primarily due to a decrease in one-time fees as a result of a decrease in new physician-licensees, offset in part by an increase in the number of physician-licensees producing per-procedure royalties in fiscal 1998. As discussed in the accompanying overview, in April 1998 the Company significantly reduced the prices for its single- and multiple-treatment plans and changed the pricing terms of its physicians' licensing program. Revenues in fiscal 1998 also decreased as a result of the inclusion in fiscal 1997 of $1,338,000 of minimum guaranteed payments recorded upon granting technology rights under the Company's international licensing arrangements. The amount of minimum guaranteed payments recorded by the Company will vary depending on the Company's ability to enter into additional international licensing arrangements, the availability of additional territories, and the terms of any such arrangements. Revenues at CBI decreased to $5,203,000 in fiscal 1998 from $6,511,000 in fiscal 1997. A portion of CBI's revenues are derived from sales to large retailers, which have a relatively long buying cycle that results in periodic variations in revenues. In addition, CBI's revenues in fiscal 1998 were negatively impacted as a result of a shift by certain of its retail customers away from health- and beauty-aid sales.

        The gross profit margin in the second quarter of fiscal 1998 was negative 17%, compared with 17% in the second quarter of fiscal 1997. The Company's hair-removal business reported gross profit of negative $2,939,000 in fiscal 1998, compared with gross profit of negative $97,000 in fiscal 1997. Each period was impacted by the operations of the Spa Thira business, which has been operating below maximum capacity as the Company seeks to develop its client base, expand its product lines, and refine its process and operating procedures, offset in part by the effect of physicians' licensing fees and, in fiscal 1997, minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. In addition, fiscal 1997 was negatively impacted by pre-opening costs incurred in connection with new

                                       11PAGE

                             THERMOLASE CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

    spa openings. The gross profit margin decreased in fiscal 1998 primarily due to the decrease in revenues from international licensing arrangements and the Company's Spa Thira locations, as well as increased fixed costs associated with operating more spas and supporting more physician-licensees in fiscal 1998. During the remainder of fiscal 1998, the effect of operating each spa below maximum capacity, as the Company seeks to develop its client base and expand its product lines, will continue to have a negative impact on the Company's gross profit margin. The Company believes that improvements in the efficacy and duration of the SoftLight process as well as increased spa utilization through broadening the array of spa-related services and products offered are critical elements in its ability to improve the profitability of its spas. The degree to which the Company's recent pricing structure changes are successful will also affect the Company's gross profit margin. The gross profit margin at CBI declined to 31% in fiscal 1998 from 33% in fiscal 1997, as a result of a continued shift to lower-margin products and a decrease in revenues.

        Selling, general, and administrative expenses as a percentage of revenues increased to 71% in the second quarter of fiscal 1998 from 52% in the second quarter of fiscal 1997, primarily due to a decrease in revenues.

        Research and development expenses decreased to $883,000 in the second quarter of fiscal 1998 from $1,393,000 in the second quarter of fiscal 1997, primarily due to a reduction in the number of outside testing facilities and consultants used by the Company, as well as a reduction in payroll costs. The Company continues to seek to improve the efficacy and duration of the SoftLight process as well as to develop its SoftLight Rejuvenation Laser skin treatment and investigate other health and beauty applications for its proprietary laser technology.

        Interest income increased to $1,148,000 in the second quarter of fiscal 1998 from $438,000 in the second quarter of fiscal 1997, primarily due to interest income earned on the invested proceeds from the Company's August 1997 issuance of $115,000,000 principal amount of 4 3/8% subordinated convertible debentures. Interest expense in fiscal 1998 represents interest associated with these debentures.

        Equity in losses of joint ventures in the accompanying statement of operations represents the Company's proportionate share of losses from its international joint ventures.

        The effective tax rate for the second quarter of fiscal 1998 reflects the establishment of a valuation allowance against the tax benefit associated with losses arising during the quarter. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Management believes that sufficient uncertainty exists regarding the timing of the realizability of the tax benefit for losses arising during the quarter that a valuation allowance is required.

                                       12PAGE

                             THERMOLASE CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

        The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems, which could result in a material adverse effect on the Company's future results of operations. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 problem as it relates to products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997
    -----------------------------------------------------------------------

        Revenues increased to $21,541,000 in the first six months of fiscal 1998 from $20,276,000 in the first six months of fiscal 1997. The Company earned revenues from hair-removal services and related activities of $9,939,000 in fiscal 1998, compared with $7,719,000 in fiscal 1997. The increase in revenues resulted in part from an increase in the number of U.S. spas to 14, compared with 10 spas open during fiscal 1997. Revenues from the Company's physicians' licensing program also increased in fiscal 1998, primarily due to an increase in the number of physician-licensees producing per-procedure royalties in fiscal 1998, offset in part by a decrease in one-time fees as a result of a decrease in new physician-licensees. In addition, revenues from hair-removal services and related activities in fiscal 1998 included $2,807,000 of minimum guaranteed payments recorded upon granting technology rights under the Company's international licensing arrangements, compared with $1,646,000 in fiscal 1997. Revenues at CBI decreased to $11,602,000 in fiscal 1998 from $12,557,000 in fiscal 1997, due to the reasons described in the results of operations for the second quarter.

        The gross profit margin in the first six months of fiscal 1998 was 10%, compared with 19% in the first six months of fiscal 1997. The Company's hair-removal business reported gross profit of negative $1,522,000 in fiscal 1998, compared with gross profit of negative $345,000 in fiscal 1997. Each period was impacted by the operations of the Spa Thira business, which has been operating below maximum capacity as the Company seeks to develop its client base, expand its product lines, and refine its process and operating procedures, offset in part by the effect of physicians' licensing fees and minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. In addition, fiscal 1997 was negatively impacted by pre-opening costs incurred in connection with new spa openings. The gross profit margin decreased in fiscal 1998 primarily due

                                       13PAGE

                             THERMOLASE CORPORATION

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997
    -----------------------------------------------------------------------
    (continued)

    to the decrease in revenues from the Company's Spa Thira locations, as well as increased fixed costs associated with operating more spas in fiscal 1998, offset in part by the increase in higher-margin revenues from international licensing arrangements. The gross profit margin at CBI declined to 31% in fiscal 1998 from 33% in fiscal 1997, due to the reasons described in the results of operations for the second quarter.

        Selling, general, and administrative expenses as a percentage of revenues was relatively unchanged at 50.4% in the first six months of fiscal 1998, compared with 50.6% in the first six months of fiscal 1997.

        Research and development expenses decreased to $1,822,000 in fiscal 1998 from $2,302,000 in fiscal 1997, primarily due to the reasons described in the results of operations for the second quarter.

        Interest income increased to $2,566,000 in the first six months of fiscal 1998 from $1,054,000 in the first six months of fiscal 1997, primarily due to interest income earned on the invested proceeds from the Company's August 1997 issuance of $115,000,000 principal amount of 4 3/8% subordinated convertible debentures. Interest expense in fiscal 1998 represents interest associated with these debentures.

        Equity in losses of joint ventures in the accompanying statement of operations represents the Company's proportionate share of losses from its international joint ventures.

        The effective tax rate for the first six months of fiscal 1998 reflects the establishment of a valuation allowance against the tax benefit associated with losses arising during the second quarter of fiscal 1998. Management believes that sufficient uncertainty exists regarding the timing of the realizability of the tax benefit for losses arising during the second quarter of fiscal 1998 that a valuation allowance is required.

    Liquidity and Capital Resources

        Consolidated working capital was $74,909,000 at April 4, 1998, compared with $95,469,000 at September 27, 1997. Included in working capital are cash, cash equivalents, and available-for-sale investments of $76,179,000 at April 4, 1998, compared with $100,336,000 at September 27,
    1997. Operating activities used $11,052,000 of cash during the first six months of fiscal 1998. Cash was used primarily to fund the Company's operating loss. In addition, a decrease in accounts payable and other current liabilities used $4,649,000, primarily due to the timing of payments.

                                       14PAGE

                             THERMOLASE CORPORATION

        During the first six months of fiscal 1998, the Company expended $2,468,000 for purchases of property and equipment, including the purchase of laser systems and components from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation (Note 2). In connection with certain of the Company's joint venture arrangements, the Company provided funding of $1,667,000 during the first six months of fiscal 1998 (Note 3). The Company has agreed to provide additional funding of up to approximately $5,389,000 under these arrangements. During the first six months of fiscal 1998, the Company repurchased 643,000 shares of its common stock for $8,806,000.

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

    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders
    ------------------------------------------------------------

        On March 5, 1998, at the Annual Meeting of Shareholders, the shareholders elected five incumbent directors to a one-year term expiring in 1999. The Directors elected at the meeting were Dr. Carliss Y. Baldwin, Dr. Elias P. Gyftopoulos, Mr. Paul F. Kelleher, Mr. Gary S. Weinstein, and Dr. Nicholas T. Zervas. Dr. Baldwin received 32,668,644 shares voted in favor of her election and 51,006 shares voted against. Dr. Gyftopoulos received 32,672,464 shares voted in favor of his election and 47,186 shares voted against. Messrs. Kelleher and Weinstein each received 32,672,864 shares voted in favor of his election and 46,786 shares voted against. Dr. Zervas received 32,672,564 shares voted in favor of his election and 47,086 shares voted against. No abstentions or broker non-votes were recorded on the election of directors.

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.

                                       15PAGE

                             THERMOLASE CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 1998.

                                             THERMOLASE CORPORATION



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer and
                                               Senior Vice President





                                       16PAGE

                             THERMOLASE CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

      27        Financial Data Schedule.