Form 10-Q
period 1998-07-04
THERMOLASE CORP
filed 1998-08-11
CIK 901416

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ---------------------------------------

                                    FORM 10-Q

(mark one)

[  X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended July 4, 1998.

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

                         Commission File Number 1-13104

                             THERMOLASE CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                          06-1360302
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

2055-C Luna Road
Carrollton, Texas                                                      75006
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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                    Outstanding at July 31, 1998
     ----------------------------        ----------------------------
     Common Stock, $.01 par value                39,251,622

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    July 4,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $56,042
    and $49,291 under repurchase agreement
    with affiliated company)                       $ 57,590       $ 87,843
  Available-for-sale investments, at quoted
    market value (amortized cost of $8,115
    and $12,509)                                      8,118         12,493
  Accounts receivable, less allowances of
    $485 and $402                                     4,335          5,863
  Inventories:
    Raw materials and supplies                        1,980          1,343
    Work in process and finished goods                2,486          1,905
  Prepaid expenses                                    1,394          1,718
  Prepaid income taxes                                1,687          1,687
                                                   --------       --------

                                                     77,590        112,852
                                                   --------       --------

Property and Equipment, at Cost                      57,133         45,792
  Less: Accumulated depreciation and
        amortization                                 10,330          6,055
                                                   --------       --------

                                                     46,803         39,737
                                                   --------       --------

Long-term Prepaid Income Taxes                        4,971          6,412
                                                   --------       --------

Note Receivable from Related Party (Note 4)           1,667              -
                                                   --------       --------

Other Assets                                          7,037          7,498
                                                   --------       --------

Cost in Excess of Net Assets of Acquired
  Companies (Note 2)                                 15,596          8,096
                                                   --------       --------

                                                   $153,664       $174,595
                                                   ========       ========

                             THERMOLASE CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                    July 4,  September 27,
(In thousands except share amounts)                    1998           1997
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                 $  2,340       $  5,163
  Accrued payroll and employee benefits               1,980          2,590
  Deferred revenue                                    1,185          1,355
  Other accrued expenses                              7,748          5,722
  Due to parent company and affiliated
    companies                                         3,086          2,553
                                                   --------       --------

                                                     16,339         17,383
                                                   --------       --------

4 3/8% Subordinated Convertible Debentures          115,000        115,000
                                                   --------       --------

Deferred Lease Liability                              1,396          1,379
                                                   --------       --------

Common Stock Subject to Redemption                   40,500         40,500
                                                   --------       --------

Shareholders' Investment:
  Common stock, $.01 par value, 100,000,000
    shares authorized; 40,829,132 and
    40,807,932 shares issued                            408            408
  Capital in excess of par value                     37,568         46,379
  Accumulated deficit                               (34,841)       (15,921)
  Treasury stock at cost, 1,623,282 and
    2,129,549 shares                                (22,708)       (30,523)
  Net unrealized gain (loss) on available-
    for-sale investments                                  2            (10)
                                                   --------       --------

                                                    (19,571)           333
                                                   --------       --------

                                                   $153,664       $174,595
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                      ---------------------
                                                      July 4,      June 28,
(In thousands except per share amounts)                  1998          1997
---------------------------------------------------------------------------

Revenues:
  Product revenues                                    $ 5,248       $ 5,888
  Service revenues                                      3,695         7,012
                                                      -------       -------

                                                        8,943        12,900
                                                      -------       -------

Costs and Operating Expenses:
  Cost of product revenues                              3,609         4,073
  Cost of service revenues                              5,215         5,892
  Selling, general, and administrative expenses         5,470         6,608
  Research and development expenses                       743         1,856
  Restructuring costs (Note 5)                          1,917             -
                                                      -------       -------

                                                       16,954        18,429
                                                      -------       -------

Operating Loss                                         (8,011)       (5,529)

Interest Income                                         1,056           223
Interest Expense                                       (1,338)            -
Equity in Losses of Joint Ventures                        (85)         (350)
                                                      -------       -------

Loss Before Income Tax Benefit                         (8,378)       (5,656)
Income Tax Benefit                                         29         1,923
                                                      -------       -------

Net Loss                                              $(8,349)      $(3,733)
                                                      =======       =======

Basic Loss per Share (Note 6)                         $  (.22)      $  (.09)
                                                      =======       =======

Basic Weighted Average Shares (Note 6)                 38,381        39,792
                                                      =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                       Nine Months Ended
                                                       -------------------
                                                       July 4,    June 28,
(In thousands except per share amounts)                   1998        1997
--------------------------------------------------------------------------

Revenues:
  Product revenues                                    $ 16,850    $ 18,445
  Service revenues                                      13,634      14,731
                                                      --------    --------

                                                        30,484      33,176
                                                      --------    --------

Costs and Operating Expenses:
  Cost of product revenues                              11,598      12,480
  Cost of service revenues                              16,676      13,956
  Selling, general, and administrative expenses         16,320      16,874
  Research and development expenses                      2,565       4,158
  Restructuring costs (Note 5)                           1,917           -
                                                      --------    --------

                                                        49,076      47,468
                                                      --------    --------

Operating Loss                                         (18,592)    (14,292)

Interest Income                                          3,622       1,277
Interest Expense                                        (4,004)          -
Equity in Losses of Joint Ventures                        (905)       (350)
                                                      --------    --------

Loss Before Income Tax Benefit                         (19,879)    (13,365)
Income Tax Benefit                                         959       4,544
                                                      --------    --------

Net Loss                                              $(18,920)   $ (8,821)
                                                      ========    ========

Basic Loss per Share (Note 6)                         $   (.49)   $   (.22)
                                                      ========    ========

Basic Weighted Average Shares (Note 6)                  38,281      40,352
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Nine Months Ended
                                                       -------------------
                                                       July 4,    June 28,
(In thousands)                                            1998        1997
--------------------------------------------------------------------------

Operating Activities:
  Net loss                                            $(18,920)   $ (8,821)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                      5,272       2,908
      Provision for losses on accounts receivable          108         134
      Increase in prepaid income taxes                  (1,092)     (4,725)
      Increase in deferred lease liability                  17         761
      Equity in losses of joint ventures                   905         350
      Restructuring costs (Note 5)                       1,917           -
      Changes in current accounts, excluding the
        effects of acquisition:
          Accounts receivable                            1,634        (143)
          Inventories                                   (1,092)        577
          Other current assets                             418        (841)
          Accounts payable                              (2,252)     (1,605)
          Other current liabilities                     (2,522)      1,460
                                                      --------    --------

Net cash used in operating activities                  (15,607)     (9,945)
                                                      --------    --------

Investing Activities:
  Acquisition, net of cash acquired (Note 2)            (4,180)          -
  Purchases of available-for-sale investments           (4,000)          -
  Proceeds from maturities of available-for-
    sale investments                                     8,400      41,500
  Purchases of property and equipment                   (3,564)    (21,965)
  Advance pursuant to note receivable from
    related party (Note 4)                              (1,667)          -
  Investment in other assets                              (664)     (1,144)
  Other                                                      -         697
                                                      --------    --------

Net cash provided by (used in) investing
  activities                                            (5,675)     19,088
                                                      --------    --------

Financing Activities:
  Purchases of Company common stock                     (8,806)    (11,268)
  Net proceeds from issuance of Company
    common stock and sale of put options                   502         492
  Net proceeds from stock exchange offer                     -         522
  Payment of withholding taxes related to
    stock option exercises                                (667)       (728)
                                                      --------    --------

Net cash used in financing activities                 $ (8,971)   $(10,982)
                                                      --------    --------

                             THERMOLASE CORPORATION

                                   (Unaudited)


                                                       Nine Months Ended
                                                       -------------------
                                                       July 4,    June 28,
(In thousands)                                            1998        1997
--------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                 $(30,253)   $ (1,839)
Cash and Cash Equivalents at Beginning of Period        87,843       7,923
                                                      --------    --------

Cash and Cash Equivalents at End of Period            $ 57,590    $  6,084
                                                      ========    ========

Noncash Activities (Note 2):
  Fair value of assets of acquired company            $ 17,128    $      -
  Issuance of Company common stock for
    acquired company                                    (7,975)          -
  Cash paid for acquired company                        (4,180)          -
                                                      --------    --------

    Liabilities assumed of acquired company           $  4,973    $      -
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOLASE CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and nine-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the nine- month periods ended July 4, 1998, and June 28, 1997. The Company's results of operations for the nine-month periods ended July 4, 1998, and June 28, 1997, include 40 weeks and 39 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

2.  Acquisition

    In June 1998, a wholly owned subsidiary of the Company merged with The Greenhouse Spa, Inc., exchanging 1,000,000 shares of Company common stock, valued at $7,975,000 at the time of the transaction, and the repayment of $4,180,000 of debt for all of the outstanding stock of The Greenhouse Spa. The Greenhouse Spa operates a luxury spa in Arlington, Texas. The purchase price is subject to a post-closing adjustment, although no information has been gathered to date that would cause the Company to believe that such post-closing adjustment will be material.

    The acquisition has been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $7,686,000, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimate. Pro forma data is not presented as this acquisition was not material to the Company's results of operations.

3.   Related-party Transaction

    During the nine months ended July 4, 1998, the Company purchased laser systems, components, and related services from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the Company's parent, at an aggregate cost of $2,590,000.

4.  Related-party Note Receivable

    In October 1997, the Company advanced $1,667,000 to ThermoLase U.K. Limited under a note receivable, due December 31, 2003, and bearing interest at 8.0%, payable annually. ThermoLase U.K. Limited, a subsidiary of a joint venture that is 50%-owned by the Company, is marketing the Company's SoftLight(R) system in England.

5.  Restructuring Costs

    During the third quarter of fiscal 1998, the Company recorded restructuring costs of $1,917,000 related to certain actions including the relocation of its corporate office to its Creative Beauty Innovations, Inc. (CBI) subsidiary in Carrollton, Texas. The charge consisted primarily of severance for 40 terminated employees and the write-off of fixed assets no longer of use. Other accrued expenses in the accompanying fiscal 1998 balance sheet include $731,000 associated with these actions.

6.  Loss per Share

    During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported losses per share have been restated; however, basic loss per share equals the Company's previously reported loss per share for the fiscal 1997 periods. Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is not presented because the effect of assuming the conversion of convertible obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects, would be antidilutive, due to the Company's net loss in the periods presented. As of July 4, 1998, there were outstanding options to purchase 2,541,510 shares of Company common stock at prices ranging from $1.75 to $29.38 per share, and the Company had outstanding $115,000,000 principal amount of 4 3/8% subordinated convertible debentures, convertible at $17.385 per share.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Overview

    The Company has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. The Company opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and opened its fourteenth spa in October 1997. Rather than continuing to open additional Spa Thira locations, the Company presently intends to concentrate its resources on attempting both to increase the capacity utilization of its existing spas and to expand its physicians' licensing program and international licensing arrangements, discussed below. In connection with its acquisition of The Greenhouse Spa (Note 2), the Company is modifying its Dallas Spa Thira to become the first Greenhouse Day Spa, and is evaluating which of its other locations will be converted into Greenhouse Day Spas. As part of this evaluation, the Company is considering whether any of its Spa Thira locations should be closed or sold. The Company's future results of operations would be affected by any restructuring costs which might result from such actions.

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

    The Company has experienced a decrease in revenues from its hair-removal services, as discussed in the results of operations below. In response to this trend, in April 1998 the Company significantly reduced the prices in its Spa Thira locations for its single- and multiple-treatment plans and similarly changed the pricing terms of its physicians' licensing program to reduce the per-procedure royalty paid by the physician-licensees, in an attempt to establish an optimum price point that will result in increased demand and higher revenues. In April 1998, as part of its effort to improve profitability, the Company began to amend the existing agreements with its physician-licensees to include certain monthly minimum royalties, and intends to require such minimums with its new physician-licensees. As a result of these changes and other factors, including the addition of new physician-licensees in fiscal 1998, there has been a net reduction of 11% in the number of physician-licensees, compared to the number under agreement at the end of fiscal 1997, and two contracts with other licensees that accounted for approximately 4% of the Company's total hair-removal revenue in fiscal 1997 have been terminated. As of July 24, 1998, approximately 30% of the Company's physician-licensees are within a pre-existing contractual time period that allows such licensees to continue using the SoftLight system without any minimum royalties. This time period ends in the fourth quarter of fiscal 1998, at which time some of these licensees may decline to accept the new terms, which may result in the termination or restructuring of the applicable licenses by the Company. There can be no assurance that the strategies described above will be successful in improving the Company's results of operations.

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

    In May 1998, the Company received clearance from the FDA to market cosmetic skin resurfacing services using the same laser as the Company's hair-removal system. In this process, the laser's energy reacts with an activating lotion, creating heat and mechanical energy that remove the tough outer layer of dead skin. The treatment, known as the SoftLight Laser Peel, is being offered at all of the Company's Spa Thira locations, as well as through physician-licensees.

    The Company also manufactures and markets skin-care, bath, and body products through its Creative Beauty Innovations, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

Results of Operations

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997

    Revenues decreased to $8,943,000 in the third quarter of fiscal 1998 from $12,900,000 in the third quarter of fiscal 1997. The Company earned revenues from hair-removal services and related activities of $3,695,000 in fiscal 1998, compared with $7,012,000 in fiscal 1997. The decrease in revenues resulted in part from reduced demand and price reductions at the Company's Spa Thira locations in fiscal 1998 compared with fiscal 1997, offset in part by an increase in the number of U.S. spas to 14, compared with 12 spas open during fiscal 1997. Revenues from the Company's physicians' licensing program decreased in fiscal 1998 compared with fiscal 1997, due to a reduction in per-procedure royalties partially as a result of a reduction in royalty rates and the termination of a significant licensing contract, described above, as well as a decrease in one-time fees due to a decline in the number of new physician-licensees. Revenues in fiscal 1998 also decreased as a result of the inclusion in fiscal 1997 of $1,052,000 of minimum guaranteed payments recorded upon granting technology rights under the Company's international licensing arrangements. The amount of minimum guaranteed payments recorded by the Company will vary depending on the Company's ability to enter into additional international licensing arrangements, the availability of additional territories, and the terms of any such arrangements. Revenues from hair-removal services and related activities increased $177,000 due to the acquisition of The Greenhouse Spa in June 1998. Revenues at CBI decreased to $5,248,000 in fiscal 1998 from $5,888,000 in fiscal 1997, primarily due to a shift by certain of its retail customers away from health- and beauty-aid sales.

    The gross profit margin in the third quarter of fiscal 1998 was 1%, compared with 23% in the third quarter of fiscal 1997. The Company's hair-removal business reported gross profit of negative $1,520,000 in fiscal 1998, compared with gross profit of $1,120,000 in fiscal 1997. Each period was impacted by the operations of the Spa Thira business, which has been operating below maximum capacity as the Company seeks to develop its client base, expand its product lines, and refine its process and operating procedures, offset in part by the effect of physicians' licensing fees and, in fiscal 1997, minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. In addition, fiscal 1997 was negatively impacted by pre-opening costs incurred in connection with new spa openings. Gross profit decreased in fiscal 1998 primarily due to the decrease in revenues from the physicians' licensing program, international licensing arrangements, and the Company's Spa Thira locations, as well as increased fixed costs associated with operating more spas in fiscal 1998. During the remainder of fiscal 1998, the effect of operating each spa below maximum capacity, as the Company seeks to develop its client base and expand its product lines, will continue to have a negative impact on the Company's gross profit margin. The Company believes that improvements in the efficacy and duration of the SoftLight process, and increasing spa utilization by broadening the array of spa-related services and products offered, including the conversion of certain Spa Thiras into Greenhouse

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
(continued)

Day Spas, are critical elements in its ability to improve the profitability of its spas. The degree to which the Company's recent changes in pricing structure are successful will also affect the Company's gross profit margin. The gross profit margin at CBI was 31% in both periods.

    Selling, general, and administrative expenses as a percentage of revenues increased to 61% in the third quarter of fiscal 1998 from 51% in the third quarter of fiscal 1997, primarily due to a decrease in revenues, offset in part by the impact of spending reductions within the hair-removal business.

    Research and development expenses decreased to $743,000 in the third quarter of fiscal 1998 from $1,856,000 in the third quarter of fiscal 1997, primarily due to a reduction in the number of outside testing facilities and consultants used by the Company, as well as a reduction in payroll costs (Note 5). The Company continues to seek to improve the efficacy and duration of the SoftLight process as well as to develop laser skin treatments and investigate other health and beauty applications for its proprietary laser technology, in addition to the skin-resurfacing services discussed above.

    During the third quarter of fiscal 1998, the Company recorded restructuring costs of $1,917,000 related to certain actions including the relocation of its corporate office to its CBI subsidiary in Carrollton, Texas (Note 5).

    Interest income increased to $1,056,000 in the third quarter of fiscal 1998 from $223,000 in the third quarter of fiscal 1997, primarily due to interest income earned on the invested proceeds from the Company's August 1997 issuance of $115,000,000 principal amount of 4 3/8% subordinated convertible debentures. Interest expense in fiscal 1998 represents interest associated with these debentures.

    Equity in losses of joint ventures in the accompanying statement of operations represents the Company's proportionate share of losses from its international joint ventures.

    The effective tax rate for the third quarter of fiscal 1998 reflects the establishment of a valuation allowance for the tax benefit associated with losses arising during the quarter. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Management believes that it is more likely than not that tax benefits that arose during the quarter will not be used prior to their expiration.

    In May 1998, a complaint, styled as a class action, was filed in California Superior Court against the Company alleging that certain advertisements and representations made by the Company and/or its licensees relating to the ThermoLase SoftLight laser hair-removal process

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
(continued)

were misleading. The Company believes that its representations and advertisements relating to the SoftLight process which may be implicated in the lawsuit are not misleading, and intends to vigorously defend itself against this lawsuit; however, given the inherent uncertainties of dispute resolution, no assurances can be given that an unfavorable outcome would not have a material adverse effect on the Company's results of operations.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems, which could result in a material adverse effect on the Company's future results of operations. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997

    Revenues decreased to $30,484,000 in the first nine months of fiscal 1998 from $33,176,000 in the first nine months of fiscal 1997. The Company earned revenues from hair-removal services and related activities of $13,634,000 in fiscal 1998, compared with $14,731,000 in fiscal 1997. The decrease in revenues resulted in part from a decrease in Spa Thira revenues due to the reasons described in the results of operations for the third quarter. In addition, revenues from the physicians' licensing program decreased as a result of a reduction in one-time fees, due to a decline in the number of new physician-licensees, and a reduction in per-procedure royalties, due to the termination of a significant licensing contract, described above. Revenues from hair-removal services and related activities included $2,807,000 in fiscal 1998 and $2,698,000 in fiscal 1997 for minimum guaranteed payments recorded upon granting technology rights under the Company's international licensing arrangements. Revenues from hair-removal services and related activities increased $177,000 due to the acquisition of The Greenhouse Spa in June 1998. Revenues at CBI decreased to $16,850,000 in fiscal 1998 from $18,445,000 in fiscal 1997, due to the reasons described in the results of operations for the third quarter.

    The gross profit margin in the first nine months of fiscal 1998 was 7%, compared with 20% in the first nine months of fiscal 1997. The Company's hair-removal business reported gross profit of negative $3,042,000 in fiscal 1998, compared with gross profit of $775,000 in

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997 (continued)

fiscal 1997. Each period was impacted by the factors discussed in the results of operations for the third quarter. Gross profit decreased in fiscal 1998 primarily due to decreased revenues at the Company's Spa Thira locations and in the physicians' licensing program, as well as increased fixed costs associated with operating more spas in fiscal 1998. The gross profit margin at CBI decreased slightly to 31% in fiscal 1998 from 32% in fiscal 1997, primarily due to a decrease in revenues.

    Selling, general, and administrative expenses as a percentage of revenues increased to 54% in the first nine months of fiscal 1998 from 51% in the first nine months of fiscal 1997, primarily due to a decrease in revenues.

    Research and development expenses decreased to $2,565,000 in fiscal 1998 from $4,158,000 in fiscal 1997, primarily due to the reasons described in the results of operations for the third quarter.

    During the third quarter of fiscal 1998, the Company recorded restructuring costs of $1,917,000, as discussed in the results of operations for the third quarter (Note 5).

    Interest income increased to $3,622,000 in the first nine months of fiscal 1998 from $1,277,000 in the first nine months of fiscal 1997, primarily due to interest income earned on the invested proceeds from the Company's August 1997 issuance of $115,000,000 principal amount of 4 3/8% subordinated convertible debentures. Interest expense in fiscal 1998 represents interest associated with these debentures.

    Equity in losses of joint ventures in the accompanying statement of operations represents the Company's proportionate share of losses from its international ventures, beginning in the third quarter of fiscal 1997.

    The effective tax rate for the first nine months of fiscal 1998 reflects the establishment of a valuation allowance for the tax benefit associated with losses arising after the first quarter of fiscal 1998. Management believes that it is more likely than not that such tax benefits will not be used prior to their expiration.

Liquidity and Capital Resources

    Consolidated working capital was $61,251,000 at July 4, 1998, compared with $95,469,000 at September 27, 1997. Included in working capital are cash, cash equivalents, and available-for-sale investments of $65,708,000 at July 4, 1998, compared with $100,336,000 at September 27, 1997. Operating activities used $15,607,000 of cash during the first nine months of fiscal 1998. Cash was used primarily to fund the Company's loss, excluding noncash items, as well as a decrease in accounts payable and other current liabilities, primarily due to the timing of payments, which used $4,774,000 of cash.

    In June 1998, a wholly owned subsidiary of the Company merged with The Greenhouse Spa, exchanging 1,000,000 shares of Company common stock, valued at $7,975,000 at the time of the transaction, and the repayment of $4,180,000 of debt for all of the outstanding stock of The Greenhouse Spa (Note 2).

    During the first nine months of fiscal 1998, the Company expended $3,564,000 for purchases of property and equipment, including the purchase of laser systems and components from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation (Note 3). In connection with certain of the Company's joint venture arrangements, the Company provided funding of $2,331,000, including a note receivable issued for $1,667,000 (Note 4), during the first nine months of fiscal 1998. The Company has agreed to provide additional funding of up to approximately $4,444,000 under these joint venture arrangements. During the first nine months of fiscal 1998, the Company repurchased 643,000 shares of its common stock for $8,806,000.

    The Company's capital expenditures during the remainder of fiscal 1998 will primarily be affected by the number of physicians and other domestic and international licensees engaged in its licensing programs and the extent to which existing Spa Thira locations are converted to Greenhouse Day Spas. Depending on the extent of renovations necessary, the cost of converting each spa is expected to be approximately $50,000 to $150,000. In addition, the Company plans to expend approximately $1,000,000 to renovate The Greenhouse Spa. The Company expects that it will finance its capital requirements through a combination of internal funds, and/or short-term borrowings from ThermoTrex or Thermo Electron Corporation, ThermoTrex's parent, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

PART II - OTHER INFORMATION

Item 5 - Other Information

      Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after December 18, 1998. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by December 18, 1998, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                             THERMOLASE CORPORATION

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 1998.

                                           THERMOLASE CORPORATION



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
-------------------------------------------------------------------------------
  10.1       Agreement and Plan of Merger dated June 12, 1998, by and among the
             Company, G Acquisition Corp., a Pennsylvania corporation and wholly-owned subsidiary of the Company, The Greenhouse Spa, Inc., a Pennsylvania corporation, SMK Group LLC, a Delaware limited liability company, The Stuart Katzoff Trust, a Pennsylvania trust, and Lydia Katzoff.

  27         Financial Data Schedule.