Form 10-K
period 1998-10-03
THERMOLASE CORP
filed 1998-12-18
CIK 901416

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934 for the fiscal year ended October 3, 1998

[   ] Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934

                                  Commission file number 1-13104

                                          THERMOLASE CORPORATION
                          (Exact name of Registrant as specified in its charter)

Delaware                                                            06-1360302
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

2055-C Luna Road
Carrollton, Texas                                                        75006
(Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                     Name of exchange on which registered
Common Stock, $.01 par value                     American Stock Exchange
Units (each unit consisting of
one share of common stock
and one redemption right)                        American Stock Exchange

           Securities registered pursuant to Section 12(g) of theAct:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 30, 1998, was approximately $47,302,000.

As of October 30, 1998, the Registrant had 39,319,296 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 3, 1998, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 11, 1999, are incorporated by reference into
Part III.

                                     PART I

Introduction

      You may notice some changes in this year's Form 10-K, compared with past years. The Securities and Exchange Commission is encouraging companies to write financial documents in plain English. We have rewritten our entire Form 10-K in plain English. Our goal is to discuss our company in language that is more easily understood.

Item 1.  Business

(a)   General Development of Business

      ThermoLase Corporation, which we also refer to as "the company or the registrant," developed SoftLight(R), a proprietary system to remove unwanted hair. In April 1995, we received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using this system. SoftLight uses a low-energy laser, similar to the lasers used in dermatological applications such as tattoo and birthmark removal, in combination with a specially formulated lotion, to disable hair follicles. In May 1998, the FDA cleared our SoftLight laser for skin-resurfacing as well. We began marketing our new SoftLight Laser Peel skin-resurfacing service in September 1998 through our spas and licensees.

      ThermoLase manufactures and markets skin-care and bath-and-body products and markets dietary supplements through our Creative Beauty Innovations, Inc.
(CBI) subsidiary. CBI also manufactures the lotion we use in our SoftLight hair-removal and skin-resurfacing processes.

SoftLight Distribution Channels

      To provide our laser-based hair-removal services in the United States, ThermoLase developed two distribution channels: a network of high-end, company-owned spas called Spa Thira, and a physician-licensing program. ThermoLase opened its first Spa Thira location in late 1995 and its fourteenth spa was opened in October 1997. We have since closed three spas and currently operate 11 domestic Spa Thira locations.

      The company's spas currently offer a variety of pricing programs, including a fixed fee for a single treatment as well as a fixed fee for multiple treatments during specified time periods.

      In June 1996, ThermoLase began a program to license our technology to physicians and others who wanted to offer the SoftLight process as part of their practices. We provide licensees with the lasers and lotion necessary to perform the service, as well as training and marketing support. In the original program, ThermoLase received a one-time fee and per-procedure royalty that varied depending on the anatomical site treated and pricing plan selected by the client. In response to feedback from licensees and customers, we have begun to modify the terms of our physician-licensing program. More details on these modifications are discussed below.

      ThermoLase has also entered into a variety of joint ventures and licensing agreements to bring the SoftLight technology to international markets, including:

      - Japan                                  January 1996
      - France and Saudi Arabia                November 1996
      - The United Arab Emirates and Oman      March 1997
      - Switzerland                            April 1997
      - Brazil                                 June 1997
      - The United Kingdom and Ireland         September 1997
      - Australia, New Zealand, South Africa,
         Germany, Spain, Greece, and Cyprus    October 1997

     The first international spa opened in Paris, France, in May 1997; a Lugano, Switzerland, spa opened in October 1997; and another opened in Dubai, in the United Arab Emirates, in December 1997. The spa in France was subsequently closed as discussed below.

Company Efforts to Improve Operations

      Our revenues from hair-removal services decreased in fiscal 1998* from fiscal 1997. When we introduced the SoftLight laser hair-removal process and opened our first spa, we believed that our services would command a premium price in the marketplace. However, market acceptance of the SoftLight laser hair-removal process has been disappointing to date. We have examined our premium pricing structure and our overall strategy. We have taken steps to restructure our company and reposition our offerings to help improve the profitability of our business.

      In April 1998, we repositioned SoftLight as an effective hair-management strategy, significantly reducing prices for SoftLight treatments at our spas in an effort to find an optimal price point that would increase demand for our services and produce higher revenues. To appeal to a broader scope of clients and increase traffic at the spas, we also began offering traditional spa services, such as massages and European facials.

      An important part of our strategy was to acquire the management expertise we needed to diversify the products and services we offer at the spas. In June 1998, ThermoLase acquired The Greenhouse Spa, Inc. for 1,000,000 shares of ThermoLase common stock, valued at $7,975,000 at the time of the transaction, and the repayment of $4,180,000 in Greenhouse debt. The Greenhouse Spa operates a luxury destination spa in Arlington, Texas, well-known for its innovative spa programs and services. Our goal is to apply The Greenhouse name to our network of spas and provide traditional day spa, hair-removal, and skin-resurfacing services. To this end, we evaluated each of our domestic Spa Thira locations to determine which could be converted into full-service, luxury day spas and, in September 1998, decided to close three of our fourteen domestic spas - our original spa in La Jolla, California, which was too small to be economically viable as a full-service facility, and the spas in Palm Beach, and Miami Beach, Florida, markets that can be served by our spa in Boca Raton.

      The 11 remaining domestic Spa Thira day spa locations are slated to open as Greenhouse spas by the end of December 1998. We are transforming the existing spa lobbies to include retail space, where we will feature Greenhouse products designed by our CBI subsidiary, in addition to CBI's own line and other beauty products as well. We are also converting excess office space into additional treatment rooms. We plan to offer a full menu of Greenhouse beauty services and restorative body treatments, along with our laser hair-removal and skin-resurfacing technologies. We expect that product and gift certificate sales will be critical in our efforts to improve the profitability of the spas.

Changes to the Physician-licensing Program

      In addition, in response to the decrease in revenues and in an attempt to establish price points and other conditions designed to increase demand and revenues, we significantly reduced treatment prices at our Spa Thira locations and have begun modifying the terms and conditions of our physician-licensing program. Under the modified licenses, per-procedure royalties are reduced or eliminated and a minimum royalty and/or flat periodic fee requirement has been introduced. In addition, we began offering licensees the opportunity to purchase or lease SoftLight lasers instead of paying ongoing royalties or periodic fees.




--------------------
* Reference to fiscal 1998, 1997, and 1996, herein are for the years ended October 3, 1998, September 27, 1997, and September 28, 1996, respectively.

International SoftLight Distribution

      We also faced a number of challenges internationally, as each country's regulatory structure and business climate varies significantly. For example, in 1996, the company established a joint venture to commercialize the SoftLight laser hair-removal process in Japan and since that time has been seeking the approval of the Japanese Ministry of Health to commercialize the SoftLight process in that country. We have submitted information requested by the Japanese Ministry of Health, including the results of clinical trials performed in Japan, and we continue to await a decision by Japanese Ministry of Health.

      Our business in England, operating in a more flexible regulatory environment, has been more successful. We have more than 25 licensees in operation there, primarily electrologists and cosmetologists, and continue to add licensees. Our business in England is operating ahead of budget.

      We are cautiously moving ahead with plans to develop new distribution channels for the SoftLight system in other international markets.

Stock Ownership

      On October 3, 1998, our parent company, ThermoTrex Corporation owned 27,960,996 shares of our common stock. This amount represented 71% of ThermoLase's outstanding shares on that date. During fiscal 1998 ThermoTrex purchased 2,000,000 of ThermoLase's common stock in the open market for $10,000,000. ThermoTrex is a majority-owned public subsidiary of Thermo Electron Corporation. In addition to the products and services that ThermoLase offers, ThermoTrex, through its majority-owned and wholly owned subsidiaries, manufactures mammography and other specialized and general-purpose X-ray equipment, as well as digital breast-biopsy systems. ThermoTrex also conducts advanced-technology research in communications, avionics, X-ray detection, signal processing, and lasers. On October 3, 1998, Thermo Electron owned 2,620,608 shares of ThermoLase's common stock, representing 7% of our outstanding stock on that date. Thermo Electron purchased 1,839,400 shares of ThermoLase's common stock in the open market during fiscal 1998 for $12,832,000. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser communications, and electronic information-management technologies.

      ThermoTrex intends to maintain at least 50% ownership of ThermoLase for the foreseeable future. This may require ThermoTrex to purchase additional shares of ThermoLase common stock from time to time if the number of outstanding shares issued by ThermoLase increases. ThermoTrex or Thermo Electron may purchase these shares either on the open market or directly from ThermoLase. Please refer to Notes 6 and 9 to the Consolidated Financial Statements in our Fiscal 1998 Annual Report to Shareholders for a description of outstanding stock options and subordinated convertible debentures.

      We purchased our SoftLight laser systems and components from Trex Medical Corporation, another majority-owned ThermoTrex subsidiary, at an aggregate cost of $2,902,000 in fiscal 1998, $11,390,000 in fiscal 1997, and $8,549,000 in fiscal 1996.

Forward-looking Statements

      We make forward-looking statements throughout this document. We typically use the words, "believe," "anticipate," "plan," "expect," "seek," "estimate," and similar expressions to identify forward-looking statements. Unless a passage describes an historical event, you should consider it to be a forward-looking statement. As you make decisions about your investments in ThermoLase, we caution you, in keeping with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, that forward-looking statements regarding the company's future expectations and projections are not guarantees of future performance. They involve risks, uncertainties, and assumptions, and many of the factors that will determine the company's future results are beyond our ability to control or predict. Therefore, our actual results may differ significantly from those suggested by forward-looking statements. You can find these risk factors detailed under the heading "Forward-looking Statements" immediately following the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference.

(b)   Financial Information About Industry Segments

      ThermoLase conducts business in one industry segment.

(c)   Description of Business

      (i)   Principal Products and Services

      ThermoLase operates 11 domestic day spas and a domestic destination spa and offers the following products and services:

Laser-based Hair Removal

      The patented SoftLight system uses a low-energy, dermatology laser in combination with a specially developed lotion that directs and absorbs the laser's energy to impact hair follicles. Unlike electrolysis, the SoftLight system can disable numerous hair follicles at one time. As a result, we can treat large areas, such as the legs or back. The lasers, which are similar to those used for removing tattoos and birthmarks, are manufactured for us by Trex Medical Corporation. Our CBI subsidiary manufactures the lotion used in the hair-removal process.

      During a typical treatment, the SoftLight technician gently cleanses the area from which hair is to be removed, applies the lotion, which penetrates the hair duct, and then scans the area several times with the laser beam. The laser energy is absorbed by the lotion, causing the temperature of the lotion to increase to a level that impacts the hair follicles. The laser treatment most effectively impacts hair follicles in the active growing stage of development, and at any given time, a certain percentage of hair follicles are in the resting stage. Therefore, to obtain the maximum benefit, we recommend clients return for multiple treatments. The number of follow-up sessions recommended and the time interval between treatment varies depending on the particular characteristics of the client and the anatomical site being treated.

Creative Beauty Innovations, Inc.

      In December 1993, the company acquired CBI, Inc., (renamed Creative Beauty Innovations, Inc. in 1998). CBI has built its reputation as a leading manufacturer of private-label and custom-designed personal-care products by combining European herbalist traditions with botanical-based technology. CBI develops, manufactures, and packages most of its products, which include shampoos, lotions, shower creams, bath salts, and facial treatments. CBI also sells dietary supplements under its own brand name that it purchases from a third party. It does not manufacture packaging materials, such as containers and boxes, but contracts with third parties for these supplies. CBI sales accounted for 57%, 53%, and 83% of our total revenue in fiscal 1998, 1997, and 1996, respectively. During fiscal 1998, CBI began to diversify from being primarily a private-label manufacturer to marketing products under its own brand names.

      (ii)  New Products

SoftLight Laser Peel

      In May, 1998, the FDA cleared our SoftLight laser for cosmetic skin resurfacing. We began marketing this process under the name SoftLight Laser Peel in September 1998. We began development of the process after many of our hair-removal clients reported improvement in their skin's texture and appearance. The process uses the same laser as our hair-removal process in combination with a different formulation of the activating lotion. The laser's energy passes through the skin's surface and reacts with the lotion, creating heat and mechanical energy that remove the tough outer layer of dead skin to reveal the younger skin beneath. We offer the SoftLight Laser Peel through our spas and participating licensees.

Traditional Spa Services

      With the transformation of our spas into Greenhouse spas, we are introducing a wide range of traditional spa services, including a variety of facials and massage treatments, as well as manicures and pedicures, makeup application, and other beauty treatments.

Creative Beauty Innovations Product Lines

      During the summer of 1998, CBI launched three major product lines under its own brand name, two of them completely new: "I/O Inner Resources/Outer Results," a line of vitamins, energy drinks, and topical skin-care products that will be sold through dermatologists, plastic surgeons, and high-end salons; and "State of Mind," a retail mass market product line designed to be sold through drug stores and large discount chains. The third line, "Glycolique Options," is a reformulated skin-care line marketed through the professional beauty industry. CBI beauty and personal-care products will also be sold at our spas.

      (iii) Raw Materials

      The raw materials, components, and supplies we purchase are available from a number of different suppliers. If necessary, we believe that we could develop alternative sources without a material adverse effect on our results. To date, we have not experienced any difficulty in obtaining materials, components, or supplies.

      (iv)  Patents, Licenses, and Trademarks

      Our policy is to protect our intellectual property rights relating to our work on the SoftLight system, including, if appropriate, applying for patents in the United States and in foreign countries. We have been issued one U.S. patent and some foreign patents related to our hair-removal system, including a patent issued by the European Patent Office. We also have various patents pending that would extend the coverage of the issued patents in this country and in certain foreign countries. In addition, we have reserved our rights to file further corresponding patent applications in countries that are members of the Patent Cooperation Treaty (PCT).

      We have been issued one U.S. patent related to the SoftLight laser used in our skin-resurfacing system. We have corresponding patent applications pending in numerous foreign countries and have reserved our rights to file further corresponding patent applications in PCT-member countries.

      In addition, we have a patent application pending in the United States and have reserved our rights to file patent applications in PCT-member countries related to a laser-based drug-delivery system using a concept similar to our laser-based hair-removal system.

      The technology underlying the SoftLight system, including all patents issued relating to the system, belong to us by virtue of a license agreement executed in February 1993 between ThermoLase and the inventor of the system. This agreement grants us an irrevocable, exclusive, worldwide perpetual license to the technology in exchange for a $100,000 commitment fee and a royalty equal to .25 percent of revenues generated from the sale or use of the SoftLight system through February 10, 2010.

      CBI relies primarily on trade secret protection for the proprietary formulations that form its products. CBI generally retains the proprietary rights to the formulations it develops, either for itself or for a specific customer.

      The company has registered trademarks and service marks in the United States for "SoftLight." The company also has trademark and service mark applications pending for "SoftLight" in various foreign countries. No assurance can be given that any pending trademark or service mark application will be granted.

      (v)   Seasonal Influences

        Sales of CBI's products increase during the December holiday season, and revenues from our hair-removal services are highest during the early spring.

      (vi)  Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

      (vii) Dependency on a Single Customer

      No single customer accounted for more than 10% of our total revenues in fiscal 1998.

      (viii)Backlog

      Our backlog of firm orders was $4,116,000 at October 3, 1998, compared with $2,820,000 at September 27, 1997, which consisted exclusively of orders for CBI's products. We anticipate that substantially all of our fiscal 1998 backlog will be shipped or completed during fiscal 1999.

      (ix)  Government Contracts

      ThermoLase does not have government contracts.

      (x)   Competition

      When we first introduced our SoftLight laser hair-removal system, we were the only company to have FDA clearance and thus, electrologists were our principal competitors. Since then, a number of other companies have received FDA clearance for laser hair removal. We believe additional companies are working to develop similar technologies and products that may compete directly with the SoftLight hair-removal system. We believe that the SoftLight hair-removal system competes primarily on the basis of safety, effectiveness, and price. Because the SoftLight system reacts with the lotion instead of the native structures of the skin, we are able to use an energy level significantly lower than competing products.

      We expect that our principal competition for our skin-resurfacing treatment will be providers of carbon dioxide and erbium laser skin resurfacing, as well as chemical peels. We believe the SoftLight Laser Peel will compete primarily based on effectiveness, safety, comfort, and price.

      The professional skin-care, bath-and-body product, and dietary supplement markets are highly competitive and fragmented, with no single competitor dominating the market. Many small manufacturers, as well as divisions of larger companies, may have substantially greater financial, marketing, and research and development resources than ThermoLase. CBI competes primarily on the basis of quality and price.

      (xi)  Research and Development

      During fiscal 1998, we spent approximately $3,028,000 on research and development. Research and development funds also supported development of our SoftLight Laser Peel and CBI's new product lines. We spent $5,704,000 on research and development during fiscal 1997 and $3,470,000 during fiscal 1996.

      (xii) Environmental Protection Regulations

      We believe that compliance with federal, state, and local environmental regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

      (xiii)Number of Employees

      As of October 3, 1998, ThermoLase employed 486 people.

(d)   Financial Information about Exports by Domestic Operations

      We summarize financial information about exports by domestic operations in
Note 12 to Consolidated Financial Statements in ThermoLase's Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference.

(e)   Executive Officers of the Registrant

      Name                         Age    Present Title (Fiscal Year First
                                           Became Executive Officer)
      ---------------------------- ------ -------------------------------------

      Gerald Feldman               48     President and Chief Executive Officer
                                             (1998)
      John N. Hatsopoulos*         64     Chief Financial Officer and Senior
                                             Vice President (1992)
      Gina M. Goodrich             39     Vice President, Licensees (1998)
      Silvia Carnini-Pulino        35     Vice President, International (1998)
      Richard E. Weitzel           50     Vice President, Marketing (1998)
      Wayne W. Wetterlund          44     Vice President, Finance (1998)
      Paul F. Kelleher             56     Chief Accounting Officer (1992)
      --------------------

     * John N. Hatsopoulos will retire as chief financial officer and senior vice president effective December 31, 1998. Theo Melas-Kyriazi has been appointed to succeed Mr. Hatsopoulos as chief financial officer.

     Each executive officer serves until his or her successor is chosen or appointed by the board of directors and qualified, or until earlier resignation, death, or removal. Mr. Hatsopoulos and Mr. Kelleher have held comparable positions for at least five years with Thermo Electron. Mr. Feldman has been president and chief executive officer of the company since August 1998. He came to ThermoLase from International Technidyne Corporation (ITC), a maker of near-patient, whole-blood coagulation testing equipment and related disposables, where he served as president since 1987. ITC has been a Thermo Electron company since 1991. Ms. Goodrich has been ThermoLase's vice president, licensees since August 1998, and has worked for the company since 1996. Prior to joining the company, Ms. Goodrich held various positions with Nutri/System, a national chain of weight loss centers. Ms. Carnini-Pulino was appointed vice president, international in August 1998 and has worked for the company since 1997. Prior to joining the company Ms. Carnini-Pulino was the founder and chief executive officer of GAMMATel, Inc., a telecommunications company. Mr. Weitzel was appointed vice president, marketing in 1998. Prior to joining ThermoLase, Mr. Weitzel was employed at Arthur Andersen LLP, where he served as the director of business development. Mr. Wetterlund was appointed vice president, finance in 1998. He came to ThermoLase from Urban Outfitter, Inc., where he served as controller since 1993. Mr. Melas-Kyriazi joined Thermo Electron in 1986 as assistant treasurer, and became treasurer in 1988. He was named president and chief executive officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994. In 1997, he became vice president of corporate strategy for Thermo Electron. Mr. Melas-Kyriazi will remain a full-time employee of Thermo Electron, and, when he succeeds Mr. Hatsopoulos as chief financial officer, will also devote such time to the affairs of the company as the company's needs reasonably require.

Item 2.  Properties

      ThermoLase occupies approximately 213,000 square feet of office and manufacturing space in Carrollton, Texas, under a lease expiring in 2004, through its CBI subsidiary. ThermoLase also leases approximately 77,000 square feet of retail space for its Spa Thira salons, under leases expiring from 2000 through 2013. In addition, we own a 60,000 square foot building in Arlington, Texas, which is used for the Greenhouse Spa operations. We believe that these facilities are in good condition and are suitable and adequate to meet our current needs.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated in this document by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated in this document by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption "Market Risk" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated in this document by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's Fiscal 1998 Annual Report to Shareholders and are incorporated in this document by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.


                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

      The information concerning directors required under this item is incorporated in this document by reference from the material contained under the heading "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated in this document by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

      The information required under this item is incorporated in this document by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required under this item is incorporated in this document by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

      The information required under this item is incorporated in this document by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                     PART IV
Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

 (a, d)  Financial Statements and Schedules

         (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

         (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

         (3) Exhibits filed herewith or incorporated in this document by reference are set forth in Item 14(c) below.

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

     (b) Reports on Form 8-K

         On September 30, 1998, ThermoLase filed a Current Report on Form 8-K, dated September 29, 1998, with respect to restructuring and other charges recorded during the fourth quarter of fiscal 1998.

     (c) Exhibits

         See Exhibit Index on the page immediately preceding exhibits.

                                                SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  December 14, 1998                THERMOLASE CORPORATION

                                        By:/s/ Gerald Feldman
                                           Gerald Feldman
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 14, 1998.

Signature                               Title

By:  /s/ Gerald Feldman                 President, Chief Executive Officer, and
     Gerald Feldman                     Director

By:  /s/ John N. Hatsopoulos            Senior Vice President and Chief
     John N. Hatsopoulos                Financial Officer

By:  /s/ Paul F. Kelleher               Chief Accounting Officer and Director
     Paul F. Kelleher

By:  /s/ Gary S. Weinstein              Chairman of the Board and Director
     Gary S. Weinstein

By:  /s/ Carliss Y. Baldwin             Director
     Carliss Y. Baldwin

By:  /s/ Elias P. Gyftopoulos           Director
     Elias P. Gyftopoulos

By:  /s/ John T. Keiser                 Director
     John T. Keiser

By:  /s/ Melissa F. Riordan             Director
     Melissa F. Riordan

By:  /s/ Nicholas T. Zervas             Director
     Nicholas T. Zervas

                    Report of Independent Public Accountants
To the Shareholders and Board of Directors of ThermoLase Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoLase Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 9, 1998, (except with respect to the matter discussed in Note 15 as to which the date is November 24, 1998). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 11 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                         Arthur Andersen LLP



Boston, Massachusetts
November 9, 1998

SCHEDULE II

                             THERMOLASE CORPORATION
                        Valuation and Qualifying Accounts
                                 (In thousands)


                                      Balance at        Provision       Accounts       Other      Balance
                                       Beginning          Charged        Written                   at End
                                         of Year               to            Off                  of Year
Description                                               Expense
-------------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts

Year Ended October 3, 1998                $  402          $    88         $    -      $    -      $   490

Year Ended September 27, 1997             $  319          $    83         $    -      $    -      $   402

Year Ended September 28, 1996             $  256          $    63         $    -      $    -      $   319

                                      Balance at    Restructuring         Assets        Cash      Balance
                                       Beginning            Costs        Written    Payments       at End
                                         of Year       Charged to            Off                  of Year
Description                                               Expense
-------------------------------------------------------------------------------------------------------------

Accrued Restructuring Costs (a)

Year Ended October 3, 1998                $    -          $10,155        $(4,193)     $ (809)     $ 5,153


(a) The nature of activity in this account is described in Note 13 to Consolidated Financial Statements in the Registrant's Fiscal 1998 Annual Report to Shareholders.

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

   4.3 Fiscal Agency Agreement dated as of August 12, 1997, among the Registrant, Thermo Electron Corporation, and Bankers Trust Company as Fiscal Agent, relating to $115,000,000 principal amount of 4 3/8% Convertible Subordinated Debentures due 2004 (filed as Exhibit 4.3 to the Registrants Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-13104] and incorporated herein by reference).

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

  10.5 Amended and restated Master Repurchase Agreement dated as of December 12, 1997, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-13104] and incorporated herein by reference).

  10.6 Amended and restated Master Guarantee Reimbursement Agreement dated as of December 12, 1997, among Thermo Electron Corporation, ThermoTrex Corporation, and the Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-13104] and incorporated herein by reference).

Exhibit
Number         Description of Exhibit

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

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

  10.14 Amended and Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-13104] and incorporated herein by reference).

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

Exhibit
Number         Description of Exhibit

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

Exhibit
Number         Description of Exhibit

  10.28 Franchise Agreement with the Effective Date of December 31, 1996, between the Company and Yves Micheli (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-Q for the quarter ended December 28, 1996, and incorporated herein by reference).

  10.29 Amendment to Operating Agreement of ThermoLase Japan L.L.C. dated as of May 1, 1996, by and among the Registrant, Fox River Partners L.P., and ThermoLase Japan L.L.C (filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-13104] and incorporated herein by reference).

  10.30 Form of Terms and Conditions for Purchases of Lasers from Trex Medical Corporation (filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997[File No. 1-13104] and incorporated herein by reference).

  10.31        Agreement between the Registrant and John C. Hansen (filed as
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-13104] and incorporated herein by reference).

  10.32 Agreement and Plan of Merger dated June 12, 1998, by and among the company, G Acquisition Corp., a Pennsylvania corporation and wholly owned subsidiary of the company, The Greenhouse Spa, Inc., a Pennsylvania corporation, SMK Group LLC, a Delaware limited liability company, The Stuart Katzoff Trust, a Pennsylvania trust, and Lydia Katzoff (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998 [File No. 1-13104] and incorporated herein by reference).

  13 Annual Report to Shareholders for the fiscal year ended October 3, 1998 (only those portions incorporated herein by reference).

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.

  27           Financial Data Schedule.