Form 10-K/A
period 1998-10-03
THERMOLASE CORP
filed 1999-01-29
CIK 901416

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

              ___________________________________________________

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                 TO FORM 10-K

(mark one)

  X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
------
          Exchange Act of 1934


_______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-13104

                            THERMOLASE CORPORATION
            (Exact name of Registrant as specified in its charter)

Delaware                                                     06-1360302
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


2055-C Luna Road
Carrolton, Texas                                             75006
(Address of principal executive offices)                     (zip code)


      Registrant's telephone number, including area code:  (781) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
Title of each class                                  on which registered
-------------------                                  -------------------
Common Stock, $.10 par value                         American Stock Exchange
Units (each unit consisting of one                   American Stock Exchange
share of common stock and on redemption right)


          Securities registered pursuant to section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.  Yes   X  No__
                                  -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 3, 1998, was approximately $47,302,000.

As of October 3, 1998, the Registrant had 39,319,296 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 3, 1998 are incorporated by reference into Parts I and II.

Part III, Item 10.       Directors and Executive Officers of the Registrant.

Part III, Item 11.       Executive Compensation.

Part III, Item 12.       Security Ownership of Certain
                         Beneficial Owners and Management.

Part III, Item 13.       Certain Relationships and Transactions.

The information required under Items 10, 11, 12 & 13 of Part III, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on form 10-K/A to be signed by the undersigned, duly authorized.

                                         THERMOLASE CORPORATION

                                         By:  /s/  Sandra L. Lambert
                                            ----------------------------

                                              Sandra L. Lambert
                                              Secretary

                                 ATTACHMENT A

                                   DIRECTORS

  Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, ThermoTrex Corporation ("ThermoTrex"), a provider of medical products, personal-care products and services, and advanced technology research, and ThermoTrex's parent corporation, Thermo Electron Corporation ("Thermo Electron"), a provider of diversified products and services for the biomedical, instrument and environmental markets, is reported under the caption "Stock Ownership."

Carliss Y. Baldwin...... Dr. Baldwin, 48, has been a director of the Corporation since
                         June 1994. Dr. Baldwin has been the William L. White Professor of Business Administration, Harvard Business School, since 1988.
Gerald Feldman.......... Mr. Feldman, 48, has been a director of the Corporation since
                         September 1998. He has also served as the president and chief executive officer of the Corporation since August 1998. Mr.
                         Feldman has been the president of International Technidyne
                         Corporation, a wholly owned subsidiary of Thermo CardioSystems since October 1987 and a director since September 1991.
                         International Technidyne Corporation develops, manufactures and markets hemostasis management products.
Elias P. Gyftopoulos.... Dr. Gyftopoulos, 71, has been a director of the Corporation since September 1994. Dr. Gyftopoulos is Professor Emeritus of
                         the Massachusetts Institute of Technology, where he was the Ford
                         Professor of Mechanical Engineering and of Nuclear Engineering
                         for more than 20 years until his retirement in 1996.
                         Dr. Gyftopoulos is also a director of Thermo BioAnalysis
                         Corporation, Thermo Cardiosystems Inc., Thermo Electron
                         Corporation, ThermoRetec Corporation, ThermoSpectra Corporation,
                         Thermo Voltek Corp., Trex Medical Corporation and Thermo Vision
                         Corporation.
John T. Keiser.......... Mr. Keiser, 63, has been a director of the Corporation since
                         September 1998. He has been a vice president of Thermo Electron since April 1997 and has been the chief operating officer, biomedical and advance technology, of Thermo Electron since
                         September 1998. Mr. Keiser was promoted to the position of president of Thermedics Inc. in March 1998 and also named chief executive officer in December 1998 and was a senior vice
                         president of Thermedics Inc. from 1994 until his promotion to president. He has also been the president of Thermo Electron's wholly owned biomedical group, a manufacturer of medical
                         equipment and instruments, since 1994. Mr. Keiser was president of the Eberline Instrument, division of Thermo Instrument
                         Systems Inc., a majority-owned subsidiary of Thermo Electron, from 1985 to July 1994. The Eberline Instrument division
                         manufactures radiation detection and counting instrumentation and radiation monitoring systems. Mr. Keiser is a director of
                         Metrika Systems Corporation, Thermedics Inc., Thermedics
                         Detection Inc., Thermo Cardiosystems Inc., ThermoLase
                         Corporation, Thermo Sentron Inc. and Trex Medical Corporation.

Paul F. Kelleher........  Mr. Kelleher, 56, has been chief accounting officer of the
                          Corporation since its inception in December 1992 and a director since March 1994. Mr. Kelleher has been senior vice president, finance and administration, of Thermo Electron since June 1997 and served as its vice president, finance, from 1987 to 1997 and as its controller from 1982 to January 1996.
Melissa F. Riordan......  Ms. Riordan, 42, has been a director of the Corporation since
                          September 1998. She served as the treasurer of Thermo Electron
                          Corporation from 1997 until 1998. From 1988 to 1997, Ms. Riordan was a stockbroker at NatWest Securities.
Gary S. Weinstein.......  Mr. Weinstein, 41, has been a director and the chairman of the board of the Corporation since February 1996. Since February
                          1996, Mr. Weinstein has also been chairman and chief executive officer of ThermoTrex and a vice president of Thermo Electron.
                          Mr. Weinstein was a managing director of Lehman Brothers Inc.
                          from 1992 until February 1996, serving from March 1995 until leaving the firm as managing director and head of global
                          syndicate and equity capital markets. Mr. Weinstein joined
                          Lehman Brothers in 1988 and served in various positions,
                          including head of equities in Europe, head of equity new issues in North and South America and head of global convertible
                          securities. Mr. Weinstein is also a director of ThermoTrex and
                          Trex Medical Corporation.
Dr Nicholas T. Zervas...  Dr. Zervas, 69, has been a director of the Corporation since its inception in December 1992, and has been Chief of Neurological
                          Service at Massachusetts General Hospital, since 1977.
                          Dr. Zervas is also a director of Thermedics Inc., Thermo
                          Cardiosystems Inc. and ThermoTrex.

Committees of the Board of Directors and Meetings

  The board of directors has established an audit committee and a human resources committee, each consisting solely of outside directors. The present members of the audit committee are Dr. Baldwin (Chairman) and Dr. Zervas. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Dr. Zervas (Chairman), Dr. Baldwin and Dr. Gyftopoulos. The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met eight times, the audit committee met twice, and the human resources committee met nine times during fiscal 1998. Each director attended at least 75% of all meetings of the board of directors and committees on which he or she served held during fiscal 1998.

Compensation of Directors

 CASH COMPENSATION

  Directors who are not employees of the Corporation, of Thermo Electron or any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of outside directors' fees is made quarterly. Mr. Kelleher and Mr. Weinstein are employees of Thermo Electron and its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

  Deferred Compensation Plan for Directors

  Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his or her cash fees until he or she ceases to serve as a director, dies or retires from his or her principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the board of directors, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of ThermoTrex or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the board of directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of ThermoTrex or Thermo Electron to constitute a majority of the board of directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 100,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of November 28, 1998, deferred units equal to 1803.14 shares of Common Stock were accumulated under the Deferred Compensation Plan.

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

  Under the Directors Plan, outside directors appointed prior to 1995 were awarded an option to purchase 30,000 shares of Common Stock upon the director's appointment or election. The size of the award to new directors initially joining the board of directors after 1995 is reduced by 6,000 shares in each subsequent year. Directors initially joining the board of directors after 1999 will not receive an option grant upon their appointment or election to the board of directors, but will be eligible to participate in the annual option awards described below. All options evidencing initial grants are exercisable six months after the grant, subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. In such event, the restrictions and repurchase rights lapse in equal annual installments of 6,000 shares per year, starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Corporation or any other Thermo Electron company since the grant date. These options expire on the seventh anniversary of the grant date if granted before the end of 1995 and on the fifth anniversary of the grant date if granted after 1995, unless the director dies or otherwise ceases to serve as a director of the Corporation or any other Thermo Electron company prior to that date.

  In addition, under the Directors Plan, outside directors will also receive an annual grant of options to purchase 1,000 shares of Common Stock, commencing with this meeting. The annual grant is made at the close of business on the date of the Annual Meeting of the Stockholders to each outside director then holding office. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options will be subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

  The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant or, if the shares are not then traded, at the last price paid per share by third parties in an arms-length transaction prior to the option grant. As of November 28, 1998, options to purchase 123,400 shares of Common Stock had been granted and were outstanding under the Directors Plan, no options had lapsed or been exercised, and options to purchase 276,600 shares of Common Stock were reserved and available for grant.

Stock Ownership Policies for Directors

  During fiscal 1996, the human resources committee of the board of directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level within three years of their appointment. All Directors are in compliance with this policy. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996, which is described in the Committee Report on Executive Compensation--Stock Ownership Policies.

  In addition, the Committee adopted a policy requiring directors to hold a certain number of shares of the Corporation's Common Stock acquired upon the exercise of stock options. Under this policy, directors are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described in the Committee Report on Executive Compensation--Stock Ownership Policies.

                                STOCK OWNERSHIP

  The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of ThermoTrex and Thermo Electron, as of November 28, 1998, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director and nominee for director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

  While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

                                   ThermoLase      ThermoTrex   Thermo Electron
              Name               Corporation (2) Corporatio (3) Corporation (4)
              ----               --------------- -------------- ---------------
Thermo Electron Corporation
 (5)............................   31,342,547           --               --
Carliss Y. Baldwin..............       61,400             0            1,000
Silvia Carnini-Pulino...........       25,000             0           15,000
Gerald Feldman..................      225,000        45,000          150,811
Gina M. Goodrich................       43,400             0                0
Elias P. Gyftopoulos............       62,400         6,000           71,704
John C. Hansen..................            0             0              699
John T. Keiser..................            0             0          292,508
Paul F. Kelleher................       83,300         8,916          129,655
Melissa F. Riordan..............       10,200             0           30,000
Gary S. Weinstein...............      198,040       110,000          210,612
Mark H. Wurth...................            0           120              280
Nicholas T. Zervas..............       88,027        31,207                0
All directors and current
 executive officers as a group
 (15 persons)...................      873,388       206,243        1,206,739

--------
(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of ThermoTrex and Thermo Electron beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.
(2) Shares of the Common Stock beneficially owned by each director and executive officer and by all directors and current executive officers as a group exclude 31,342,547 shares beneficially owned by Thermo Electron.

   Shares of Common Stock beneficially owned by Dr. Baldwin, Ms. Carnini-Pulino, Mr. Feldman, Ms. Goodrich, Dr. Gyftopoulos, Mr. Kelleher, Ms. Riordan, Mr. Weinstein, Dr. Zervas and all directors and current executive officers as a group include 61,400, 25,000, 225,000, 42,400, 61,400,
   77,000, 10,000, 130,000, 67,068 and 775,668 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all directors and current executive officers as a group include 1,803 full shares allocated through November 28, 1998 to Dr. Zervas' account maintained pursuant to the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Ms. Goodrich include 1,000 shares held by her deceased spouse's estate of which Ms. Goodrich is the administrator. As of November 28, 1998, no director or executive officer beneficially owned more than 1% of the Common Stock, all directors and current executive officers as a group beneficially owned 2.21% of the Common Stock outstanding as of such date.
(3) Shares of ThermoTrex common stock beneficially owned by Mr. Feldman, Dr. Gyftopoulos, Mr. Kelleher, Mr. Weinstein, Dr. Zervas and all directors and current executive officers as a group include 45,000, 6,000, 5,000, 100,000, 28,200 and 189,200 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all directors and current executive officers as a group include 3,007 full shares allocated through November 28, 1998, to Dr. Zervas's account maintained pursuant to ThermoTrex's Deferred Compensation Plan for Directors. As of November 28, 1998, no director or executive officer beneficially owned more than 1% of the ThermoTrex common stock outstanding as of such date; all directors and current executive officers as a group beneficially owned 1.10% of the ThermoTrex common stock outstanding as of November 28, 1998.
(4) Shares of Thermo Electron common stock beneficially owned by Ms. Carnini-Pulino, Mr. Feldman, Dr. Gyftopoulos, Mr. Keiser, Mr. Kelleher, Ms. Riordan, Mr. Weinstein, and all directors and current executive officers as a group include 15,000, 123,570, 9,125, 251,622, 97,937, 25,000,
     210,275 and 1,007,364 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Mr. Kelleher and all directors and current executive officers as a group include 1,426 and 2,497 full shares, respectively, allocated through November 28, 1998, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of November 28, 1998, executive officers of Thermo Electron. No director or executive officer beneficially owned more than 1% of Thermo Electron's common stock outstanding as of such date; all directors and current executive officers as a group beneficially owned less than 1% of the common stock of Thermo Electron outstanding as of such date.
(5) Thermo Electron beneficially owned 79.19% of the Common Stock outstanding as of November 28, 1998, of which 71.11 % is owned through ThermoTrex, which is a majority-owned subsidiary of Thermo Electron. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of November 28, 1998, Thermo Electron, through ThermoTrex, had the power to elect all of the members of the Corporation's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of change in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1998, except in the following instances.

  Ms. Riordan filed her Form 3 late. Dr. Zervas filed one transaction late, consisting of the exempt acquisition of stock units to his account pursuant to the Corporation's deferred compensation plan for Directors. Thermo Electron filed seven Forms 4 late, reporting a total of 105 transactions, including 100 open market purchases of shares of Common Stock and 5 transactions associated with the grant and lapse of options to purchase Common Stock granted to employees under its stock option program.

                            EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its four other most highly compensated executive officers (the "named executive officers") for the last three full fiscal years. The Corporation has a fiscal year that is the 52- or 53-week period ending on the Saturday nearest September 30.

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

                          Summary Compensation Table

                                Annual Compensation    Long Term Compensation
                                        (1)             Securities Underlying
   Name and Principal    Fiscal -------------------    (Options No. of Shares     All Other
        Position          Year   Salary     Bonus         and Company) (3)     Compensation (4)
   ------------------    ------ --------- ---------    ----------------------------------------
Gerry Feldman (10)......  1998  $  35,000       n/a(2)      225,000 (TLZ)        $     5,625
 Chief Executive Officer                                     55,000 (TMO)
 and President                                               45,000 (TKN)

Gina M. Goodrich (11)...  1998  $  97,958       n/a(2)       27,400 (TLZ)        $     4,874
 Vice President,
 Licensees

Silvia Carnini-Pulino
 (12)...................  1998  $  70,000       n/a(2)       25,000 (TLZ)        $         0
 Vice President,
 International                                               15,000 (TMO)

John C. Hansen (5)......  1998  $  75,000 $       0                              $   207,200(8)
 Former Chief Executive   1997  $ 225,000 $ 100,000             --   --          $     9,926
 Officer and President    1996  $ 225,000 $ 115,000          22,500 (TMO)        $     2,674
                                                              2,000 (TBA)
                                                              2,000 (TFG)
                                                              2,000 (TLT)
                                                              6,000 (TOC)
                                                              6,000 (TMQ)
                                                              2,000 (TSR)
                                                              4,000 (TXM)

Mark H. Wurth (6).......  1998  $ 118,000 $  40,000          29,000 (TLZ)        $305,604(9)
 Former Vice President,   1997  $ 169,000 $  55,000             --   --          $ 15,935(7)
 Operations               1996  $ 160,000 $  60,000           7,500 (TMO)        $  2,519(7)

--------
(1) Annual compensation for the named executive officers is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September.
(2) Bonuses are generally determined and paid following the end of the calendar year based on performance during the calendar year in which the corporation's fiscal year end occurred. The bonus amount represents the bonus paid for performance during the calendar year in which the Corporation's fiscal year-end occurred. As of the date hereof, bonuses for calendar 1998 have not yet been determined,.
(3) In addition to receiving options to purchase Common Stock (designated in the table as TLZ), the named executive officers of the Corporation have been granted options to purchase common stock of Thermo

   Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program in their capacities as officers of the Corporation. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), ThermoTrex Corporation (designated in the table as TKN), Trex Medical Corporation (designated in the table as TXM) and Thermedics Inc. (designated in the table as TMD).
(4) Represents the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401(k) Plan.
(5) Mr. Hansen resigned as the chief executive officer and president of the Corporation on February 1, 1998.
(6)  Mr. Wurth resigned as vice president of the Corporation on June 1, 1998.
(7) In addition to $1,661 and $9,063, which represent the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401(k) Plan in fiscal 1996 and 1997, respectively, this amount includes $858 for fiscal 1996 and $6,872 for fiscal 1997, which represents the amount of compensation in the period attributable to an interest-free loan provided to Mr. Wurth in connection with his relocation to San Diego, California. See "Relationship with Affiliates."
(8) In addition to $7,200, which represents the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401 (k) Plan in fiscal 1998, this amount includes a $150,000 lump sum cash payment and a $50,000 payment for travel and relocation expenses given to Mr. Hansen as part of a severance agreement. See "Executive Compensation--Severance Agreements".
(9) In addition to $7,200, which represents the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401 (k) Plan in fiscal 1998, this amount includes $119,592 lump sum cash payment, a $50,000 payment for travel and relocation expense and $125,000 loan forgiveness given to Mr. Wurth as part of a severance agreement. See "Executive Compensation--Severance Agreements".
(10) Mr. Feldman was appointed president and chief executive officer of the Corporation on August 3, 1998. The salary reported for fiscal year 1998 represents the amount paid from the commencement of his employment through October 3, 1998.
(11) Ms. Goodrich was elected vice president of the Corporation on August 3, 1998. The salary reported for fiscal year 1998 represents compensation for the entire fiscal year.
(12) Ms. Carnini-Pulino was elected vice president of the Corporation on August 3, 1998. The salary reported for fiscal year 1998 represents compensation for the entire fiscal year.

Stock Options Granted During Fiscal 1998

  The following table sets forth information concerning individual grants of stock options by the Corporation and other Thermo Electron companies made during fiscal 1998 to the named executive officers in their capacities as officers of the Corporation. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1998.

                         Option Grants in Fiscal 1998

                                                                                 Potential Realizable
                                                                                   Value at Assumed
                                              Percent of                         Annual Rates of Stock
                              Number of      Total Options                      Price Appreciation for
                             Securities       Granted to   Exercise                 Option Term (2)
                         Underlying Options  Employees in  Price Per Expiration -----------------------
          Name               Granted (1)      Fiscal Year    Share      Date        5%         10%
          ----           --------------------------------- --------- ----------     --     ------------
Gerald Feldman..........    225,000 (TLZ)        29.4%      $ 4.99    08/03/05  $  456,750 $  1,064,250
                            115,000 (TLZ)        15.0%      $ 4.99    08/03/05  $  233,450 $    543,950
                             55,000 (TMO)         2.8%(3)   $22.46    08/11/05  $  502,700 $  1,172,050
                             45,000 (TKN)        12.3%(3)   $16.70    08/03/05  $  306,000 $    712,800

Gina M. Goodrich........     15,000 (TLZ)         2.0%      $ 6.16    04/02/03  $   25,500 $     56,400
                              7,400 (TLZ)         1.0%      $ 5.48    09/16/03  $   11,174 $     24,790
                              5,000 (TLZ)         0.7%      $12.43    12/12/04  $   25,300 $     58,950
Silvia Carnini-Pulino...     25,000 (TLZ)         3.3%      $ 6.16    04/02/03  $   42,500 $     94,000

John C. Hansen..........        --   --            --          --          --          --           --

Mark H. Wurth...........     24,000 (TLZ)         3.1%      $ 6.16         (4)         (4)          (4)
                              5,000 (TLZ)         0.7%      $ 9.18         (4)         (4)          (4)

--------
(1) Options have been granted during fiscal 1998 to the named executive officers to purchase the common stock of the Corporation (designated in the table as TLZ), ThermoTrex Corporation (designated in the table as
     TKN), Thermo Electron Corporation (designated in the table as TMO) and Thermedics Inc. (designated in the table as TMD). All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax-withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.
(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.
(3) These options were granted under stock option plans maintained by Thermo Electron and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.
(4) Mr. Wurth resigned as a vice president of the Corporation on June 1, 1998. Therefore, options granted in fiscal 1998 have lapsed and do not have a potential realizable value.

Stock Options Exercised During Fiscal 1998

  The following table reports certain information regarding stock option exercises during fiscal 1998 and outstanding stock options to purchase shares of Thermo Electron companies held at the end of fiscal 1998 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1998.

                                                                         Number of
                                                                        Unexercised
                                                                     Options at Fiscal    Value of
                                              Shares                      Year-End      Unexercised
                                            Acquired on    Value        Exercisable/    In-the-Money
          Name                Company        Exercise   Realised (1) Unexercisable) (2)   Options
          ----           ------------------ ----------- ------------ -------------------------------
Gerald Feldman.......... ThermoLase              --           --        225,000    /--  $86,625 /--
                         Thermo Electron                                 55,000    /--  $     0 /--
                         ThermoTrex              --           --         45,000    /--  $     0 /--

Gina M. Goodrich........ ThermoLase              --           --         42,000    /--  $     0 /--

Silvia Carnini-Pulino... ThermoLase              --           --         25,000    /--  $     0 /--

John C. Hansen.......... Thermo Electron       4,500      $34,709           --     /--      --  /--
                         Thermo BioAnalysis      200      $ 2,525           --     /--      --  /--
                         Thermo Optek            600      $ 4,068           --     /--      --  /--
                         ThermoQuest             600      $ 3,375           --     /--      --  /--
                         Trex Medical            400      $ 2,550           --     /--      --  /--

Mark H. Wurth........... --                      --           --            --     /--      --  /--

--------
(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
(2) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the granting corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date.

Executive Retention Agreements

  Thermo Electron has entered into agreements with certain executive officers and key employees of the Corporation that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated for any reason, other than for cause, within 18 months thereafter. For purposes of these agreements, a change in control exists upon (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to be constituted of a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and (b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

  In 1998, Thermo Electron authorized an executive retention agreement with Gerald Feldman. This agreement provides that in the event the individual's employment is terminated within 18 months after a change in control, the individual would be entitled to a lump sum payment equal to the sum of one times, the individual's highest annual base salary in any 12 month period during the prior 5 year period, plus one times the individual's highest annual bonus in any 12 month period during the prior 5 year period. In addition, the individual would be provided benefits for a period of one year, after such termination substantially equivalent to the benefits package the individual would have been otherwise entitled to receive if the individual was not terminated. The individual would also be entitled to all other compensation due to the individual from the Corporation through the date of termination. Further, all options that the individual holds in Thermo Electron and its subsidiaries, including the Corporation, would become fully vested as of the date of the change in control. Finally, the individual would be entitled to a cash payment equal to $15,000, to be used toward outplacement services. This executive retention agreement supercedes and replaces any and all prior severance arrangements which this individual had with Thermo Electron.

  Assuming that the severance benefits would have been payable as of January 1, 1999, the lump sum salary and bonus payment under such agreement to Mr. Feldman would have been approximately $313,000. In the event that payments under this agreement are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended, the individual would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by such individual with respect to such payment plus the amount of all other additional taxes imposed on such individual attributable to the receipt of such gross-up payment.

Severance Arrangements

  Mr. John C. Hansen resigned as the president and chief executive officer of the Corporation and as a director effective as of February 1, 1998 (the "Employment Termination Date"). In connection with his resignation, the Corporation entered into an agreement with Mr. Hansen providing for the payment of severance and other fees to Mr. Hansen. The agreement provides that in addition to receiving his regular salary through the Employment Termination Date, Mr. Hansen has been paid a bonus of $100,000 for the 1997 calendar year as well as a lump sum severance payment of $150,000. Mr. Hansen also received a lump sum payment of $50,000 to compensate him for his travel and relocation expenses associated with his relocation to the San Francisco, California area. The agreement also provides for an ongoing consulting relationship between Mr. Hansen and the Corporation for the two-year period from February 1, 1998 through January 31, 2000. For his consulting services, Mr. Hansen will be paid a retainer fee of $150,000 per year, payable in arrears in quarterly installments of $37,500 and a per diem consulting fee of $2,000 per day for each day that he provides consulting services to the Corporation pursuant to its request.

  Mr. Wurth resigned as a vice president of the Corporation effective as of June 1, 1998 (the "Employment Termination Date"). In connection with this resignation, the Corporation entered into an agreement with Mr. Wurth providing for the payment of severance and other fees to Mr. Wurth. The agreement provided that in addition to receiving his regular salary through the Employment Termination Date, Mr. Wurth would be paid a lump sum severance payment of $119,592. Mr. Wurth also received a lump sum payment of $50,000 to compensate him for travel and relocation expenses. A loan in the amount of $125,000 provided in connection with Mr. Wurth's relocation to San Diego, California was also forgiven as part of this severance agreement.

                         RELATIONSHIP WITH AFFILIATES

  Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held, majority-owned subsidiaries, including the Corporation which was created by ThermoTrex. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are referred to hereinafter as the "Thermo Subsidiaries.").

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

Corporate Services Agreement

  As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1% of the Corporation's total revenues for these services in calendar 1997 and 0.8% of the Corporation's total revenues in calendar 1998. The annual fee will be 0.8% of the Corporation's total revenues in calendar 1999. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1998, Thermo Electron assessed the Corporation $348,000 in fees under the Services Agreement. Management believes that these charges are reasonable and that the terms of the Services Agreement are representative of the expenses the Corporation would have incurred on a stand-alone basis. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on costs attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

Miscellaneous

  Mark H. Wurth, a vice president and executive officer of the Corporation resigned in May 1998. In connection with his resignation, the Corporation forgave $125,000 principal amount and imputed interest on a loan made to him.

  Ms. Silvia Carnini-Pulino, vice president, international of the Corporation, was the president of Gammatel, Inc., a Delaware communications corporation until May 1, 1997. Gammatel filed a petition under the federal bankruptcy laws on August 8, 1997.

  From time to time, the Corporation may transact business with other companies in the Thermo Group. In fiscal 1998, such transactions included the following.

  The Corporation subleases office and research facilities from ThermoTrex and is charged for the actual square footage occupied at approximately the same cost-per-square-foot paid by ThermoTrex under its prime lease. The accompanying statement of operations includes expenses from this sublease of $306,000 in fiscal 1998. During fiscal 1998, the Corporation relocated its operations and is no longer paying for this space.

  During fiscal 1998, the Corporation purchased laser systems and components at an aggregate cost of $2,902,000 from Trex Medical, a majority-owned subsidiary of ThermoTrex.

  During fiscal 1998, the Corporation purchased products totaling $241,000 from Bird Products Corporation, a wholly owned subsidiary of Thermo Electron.

  As of October 3, 1998, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of $3,200,000 for amounts due under the Corporate Services Agreement and related administrative charges, for other products and services, and for miscellaneous items net of amounts owed to the Corporation by Thermo Electron and its other subsidiaries for products and services and miscellaneous items. The largest amount of net indebtedness owed by the Corporation to Thermo Electron and its other subsidiaries since September 27, 1997 was $3,240,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

  As of October 3, 1998, $51,246,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

STOCK HOLDING ASSISTANCE PLAN

  In 1996, the Corporation adopted a stock holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a Stock Holding Assistance Plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. As of the date hereof, no loans to executive officers remain outstanding. This policy and plan were amended in 1998 to apply only to the chief executive officers of the Corporation in the future.