Form 10-Q
period 1999-01-02
THERMOLASE CORP
filed 1999-02-08
CIK 901416

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                   ---------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended January 2, 1999.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                    Outstanding at January 29, 1999
     ----------------------------        -------------------------------
     Common Stock, $.01 par value                  39,443,596

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                January 2,      October 3,
(In thousands)                                        1999            1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $46,761
    and $51,246 under repurchase agreement
    with affiliated company)                       $ 49,508       $ 52,831
  Available-for-sale investments, at quoted
    market value (amortized cost of $3,072)               -          3,072
  Accounts receivable, less allowances of $471
    and $490                                          4,426          4,339
  Inventories:
    Raw materials and supplies                        2,578          2,771
    Work in process and finished goods                3,848          4,054
  Prepaid expenses                                      970            698
                                                   --------       --------

                                                     61,330         67,765
                                                   --------       --------

Property, Plant, and Equipment, at Cost              54,987         54,706
  Less: Accumulated depreciation and
        amortization                                 12,742         11,276
                                                   --------       --------

                                                     42,245         43,430
                                                   --------       --------

Other Assets (includes note receivable from
  joint venture of $1,667)                            7,228          7,531
                                                   --------       --------

Cost in Excess of Net Assets of Acquired
  Companies                                          15,382         15,489
                                                   --------       --------

                                                   $126,185       $134,215
                                                   ========       ========

                             THERMOLASE CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                 January 2,     October 3,
(In thousands except share amounts)                    1999           1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                 $  1,461       $  3,221
  Accrued payroll and employee benefits               2,052          1,633
  Accrued restructuring costs (Note 3)                2,948          5,153
  Accrued interest                                    1,817            559
  Customer deposits                                   2,604            820
  Other accrued expenses                              5,145          4,582
  Due to parent company and affiliated
    companies                                         3,131          3,200
                                                   --------       --------

                                                     19,158         19,168
                                                   --------       --------

Long-term Obligations:
  4 3/8% Subordinated Convertible Debentures
    (includes $4,500 of related-party debt)         115,000        115,000
  Other                                                  60             66
                                                   --------       --------

                                                    115,060        115,066
                                                   --------       --------

Deferred Lease Liability                              1,194          1,172
                                                   --------       --------

Common Stock Subject to Redemption                   40,500         40,500
                                                   --------       --------

Shareholders' Investment:
  Common stock, $.01 par value, 100,000,000
    shares authorized; 40,829,132 shares issued         408            408
  Capital in excess of par value                     35,836         36,279
  Accumulated deficit                               (65,211)       (57,107)
  Treasury stock at cost, 1,495,836 and
    1,531,025 shares                                (20,760)       (21,271)
                                                   --------       --------

                                                    (49,727)       (41,691)
                                                   --------       --------

                                                   $126,185       $134,215
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                   ------------------------
                                                   January 2,    January 3,
(In thousands except per share amounts)                  1999          1998
---------------------------------------------------------------------------

Revenues:
  Product revenues                                    $ 6,790       $ 6,399
  Service revenues                                      2,756         7,050
                                                      -------       -------

                                                        9,546        13,449
                                                      -------       -------

Costs and Operating Expenses:
  Cost of product revenues                              4,696         4,386
  Cost of service revenues                              6,694         5,633
  Selling, general, and administrative expenses         4,853         5,126
  Research and development expenses                       489           939
                                                      -------       -------

                                                       16,732        16,084
                                                      -------       -------

Operating Loss                                         (7,186)       (2,635)

Interest Income                                           666         1,418
Interest Expense                                       (1,340)       (1,332)
Equity in Losses of Joint Ventures                       (200)         (400)
                                                      -------       -------

Loss Before Income Taxes                               (8,060)       (2,949)
Income Tax (Provision) Benefit                            (44)          914
                                                      -------       -------

Net Loss                                              $(8,104)      $(2,035)
                                                      =======       =======

Basic and Diluted Loss per Share (Note 4)             $  (.21)      $  (.05)
                                                      =======       =======

Basic and Diluted Weighted Average Shares (Note 4)     39,319        38,384
                                                      =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                                    ----------------------
                                                    January 2,  January 3,
(In thousands)                                            1999        1998
--------------------------------------------------------------------------

Operating Activities:
  Net loss                                            $ (8,104)   $ (2,035)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                      1,860       1,609
      Provision for losses on accounts receivable           61           -
      Increase in prepaid income taxes                       -        (991)
      Increase in deferred lease liability                  22          62
      Equity in losses of joint ventures                   200         400
      Other noncash items                                   14           -
      Changes in current accounts:
          Accounts receivable                             (148)     (1,851)
          Inventories                                      399         194
          Other current assets                            (272)        235
          Accounts payable                              (1,760)     (3,278)
          Other current liabilities                      1,750         278
                                                      --------    --------

Net cash used in operating activities                   (5,978)     (5,377)
                                                      --------    --------

Investing Activities:
  Purchases of available-for-sale investments                -      (4,000)
  Proceeds from maturities of available-for-
    sale investments                                     3,072       2,400
  Purchases of property and equipment                     (687)     (1,555)
  Proceeds from sale of equipment                          208           -
  Advance under a note receivable from related
    party                                                    -      (1,667)
                                                      --------    --------

Net cash provided by (used in) investing
  activities                                             2,593      (4,822)
                                                      --------    --------

Financing Activities:
  Purchases of Company common stock                          -      (8,806)
  Net proceeds from issuance of Company
    common stock                                            82          82
  Payment of withholding taxes related to
    stock option exercises                                 (14)        (87)
  Other                                                     (6)          -
                                                      --------    --------

Net cash provided by (used in) financing
  activities                                          $     62    $ (8,811)
                                                      --------    --------

                             THERMOLASE CORPORATION

                                   (Unaudited)


                                                      Three Months Ended
                                                    ----------------------
                                                    January 2,  January 3,
(In thousands)                                            1999        1998
--------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                 $ (3,323)   $(19,010)
Cash and Cash Equivalents at Beginning of Period        52,831      87,843
                                                      --------    --------

Cash and Cash Equivalents at End of Period            $ 49,508    $ 68,833
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 2, 1999, and the results of operations and the cash flows for the three-month periods ended January 2, 1999, and January 3, 1998. The Company's results of operations for the three-month periods ended January 2, 1999, and January 3, 1998, include 13 weeks and 14 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of October 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended October 3, 1998, filed with the Securities and Exchange Commission.

2.  Related-party Transaction

    During the first quarter of fiscal 1999 and 1998, the Company purchased laser systems, components, and related services from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation (the Company's parent), at an aggregate cost of $633,000 and $441,000, respectively.

3.  Restructuring

    During fiscal 1998, the Company initiated certain restructuring activities, including the announced closure of three domestic spas and termination of a joint venture that operated its spa in France. Two of the domestic spas were closed during the first quarter of fiscal 1999 and the Company expects to close the third spa in the third quarter of fiscal 1999. As of October 3, 1998, the Company had accrued $5,153,000 associated with these activities. During the quarter ended January 2, 1999, the Company expended $2,205,000 for payments associated with terminating certain contractual agreements of the French joint venture and closing the spa in France. As of January 2, 1999, the remaining obligation for the restructuring activities totaled $2,948,000, which primarily represents $2,375,000 of lease payments on the facilities being closed, net of assumed sublease receipts, and costs of ongoing severance.

4.  Loss per Share

    Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share does not differ from basic loss per share because the effect of assuming the conversion of convertible obligations and the elimination of the related interest expense, the exercise of stock options, and the effect of redeemable common stock would be antidilutive, due to the Company's net loss in the periods presented. As of January 2, 1999, there were outstanding options to purchase 2,163,673 shares of Company common stock at prices ranging from $1.75 to $29.38 per share, and the Company had outstanding $115,000,000 principal amount of 4 3/8% subordinated convertible debentures, convertible at $17.385 per share.

5.  Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including unrealized net of tax gains and losses on available-for-sale investments. During the first quarter of fiscal 1999 and 1998, the Company's comprehensive loss totaled $8,104,000 and $2,023,000, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended October 3, 1998, filed with the Securities and Exchange Commission.

Overview

    The Company has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. The Company opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and opened its fourteenth spa in October 1997. In May 1998, the Company received clearance from the FDA to market cosmetic skin-resurfacing services using the same laser as the Company's hair-removal system. In this process, the laser's energy reacts with an activating lotion, creating heat and mechanical energy that remove the tough outer layer of dead skin. The treatment, known as the SoftLight Laser Peel, is being offered at all of the Company's day spa locations, as well as through its physician licensees.

    Rather than continuing to open additional day spa locations, the Company is concentrating its resources on attempting both to increase the capacity utilization of its existing spas and to continue its physician-licensing program and international licensing arrangements, discussed below. In connection with its acquisition of The Greenhouse Spa, Inc. in June 1998, a full-service, luxury, destination spa, the Company evaluated which of its locations would be converted to Greenhouse day spas and whether any of its Spa Thira locations should be closed or sold. As noted above, as a result of this evaluation, the Company has closed two of its domestic spas and expects to close an additional domestic spa during the third quarter of fiscal 1999. The remaining 11 domestic spas have been converted into Greenhouse day spas which, in addition to hair-removal and skin-resurfacing services, offer more traditional day-spa services, such as massages and facials. The Company's future results of operations will be materially affected by the success of these conversions into Greenhouse day spas. The period through the second quarter of fiscal 1999 will be critical in determining the economic viability of these strategies. Key to the success of these strategies will be whether the results of the Greenhouse day spas reflect substantial progress toward profitable operations in this timeframe. Based upon the outcome of these strategies, the Company may decide to close additional spas.

    In June 1996, the Company commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal procedure. The Company also provides the licensees with the lasers and lotion that are necessary to perform the service. In June 1998, the Company began to offer the SoftLight Laser Peel procedure through its spas and physician licensees.

    During the second quarter of fiscal 1998, the Company began to experience a decrease in revenues from its hair-removal services. In response to this trend and in an attempt to establish price points and other conditions designed to increase demand and revenues, in April 1998 the Company significantly reduced treatment prices at its spa locations and is in the process of modifying the terms and conditions of its physician-licensing program. Under the terms of the modified licenses, per-procedure royalties have been reduced or eliminated and a minimum royalty and/or flat periodic fee requirement has been introduced. In addition, the Company has begun offering licensees the opportunity to purchase or lease SoftLight lasers in lieu of paying ongoing license fees. As a result of these changes and other factors, there has been a net reduction of 21% in the number of physician licensees, from the number under agreement at the end of fiscal 1998. There can be no assurance that the strategies described above will be successful in improving the Company's results of operations.

    The Company is marketing the SoftLight system internationally through joint ventures and other licensing arrangements. In January 1996, the Company established a joint venture in Japan. During fiscal 1997, the Company established joint ventures in France in November 1996 and England in September 1997, and six additional licensing arrangements: in Saudi Arabia in November 1996, in Tunisia and Belgium in December 1996, in the Arab Emirates and Oman in March 1997, in Switzerland in April 1997, in Brazil in June 1997, and in the United Kingdom (excluding England) and the Republic of Ireland in September 1997. In December 1997, the Company established a joint venture to market the SoftLight system in Australia, Cyprus, Germany, Greece, New Zealand, South Africa, and Spain. The Company's international arrangements resulted in the opening of spas in Paris in May 1997 and in Lugano, Switzerland, in October 1997. During the fourth quarter of fiscal 1998, the Company decided to close the spa in Paris and liquidate the joint venture, and in October 1998, the Company terminated its licensing arrangements in Tunisia and Belgium. Beginning in fiscal 1999, the Company's hair-removal business began reporting product revenues from the sale of lasers in international markets.

    The Company also manufactures and markets skin-care, bath, and body products, and markets dietary supplements through its Creative Beauty Innovations, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal and skin-resurfacing process.

Results of Operations

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998

    Revenues decreased to $9.5 million in the first quarter of fiscal 1999 from $13.4 million in the first quarter of fiscal 1998. The Company earned revenues from hair-removal services and related activities of $2.8 million in fiscal 1999, compared with $7.1 million in fiscal 1998. International revenues decreased due to a decline of $2.6 million of minimum guaranteed payments recorded upon granting technology rights under the Company's international licensing arrangements. Spa revenues decreased due to reduced demand and price reductions at the Company's spas in fiscal 1999 compared with fiscal 1998, as well as the closure of the Company's LaJolla and Miami spas during the first quarter of fiscal 1999. Fiscal 1999 revenues exclude receipts of $1.9 million relating to gift certificate sales, which will be recognized when services are performed or when products are purchased. Revenues from the Company's physician-licensing program decreased in fiscal 1999 compared with fiscal 1998, due to a reduction in the number of participating physicians, a decrease in one-time fees from new physician licensees, and a reduction in royalty rates and other changes to the financial terms of the licenses. These decreases in revenues were offset in part by the inclusion of $0.8 million in revenues from The Greenhouse Spa, Inc., acquired in June 1998.

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

    Product revenues include sales by CBI, and in the fiscal 1999 period, product revenues also include beauty product sales at the Company's spas and lasers sold in international markets. Revenues at CBI decreased to $6.1 million in the first quarter of fiscal 1999 from $6.4 million in the first quarter of fiscal 1998, primarily due to a decrease in private label sales, offset in part by sales of its new branded product lines, introduced in the fourth quarter of fiscal 1998. This decrease in CBI revenues was more than offset by revenues from the sale of lasers, as well as sales of beauty products at the spas.

    The gross profit margin decreased to negative 19% in the first quarter of fiscal 1999 from 26% in the first quarter of fiscal 1998. The Company's hair-removal business reported a negative gross profit of $3.5 million in fiscal 1999, compared with a gross profit of $1.4 million in fiscal 1998. This decrease was primarily due to a decrease in spa revenues and, to a lesser extent, a decrease in minimum guaranteed payments relating to international licensing arrangements and initial sign-up fees relating to the physician-licensing program, which have a relatively high gross profit margin. The Company believes that increasing spa utilization by broadening the array of spa-related services and products offered, through the recently completed conversion of the spas into Greenhouse day spas, is critical to its ability to improve the profitability of its spas. The degree to which the Company's changes in pricing structure are successful will also affect the Company's gross profit margin. The gross profit margin at CBI decreased to 26% in the first quarter of fiscal 1999 from 32% in the first quarter of fiscal 1998, due to a decrease in revenues, as well as changes in product mix.

    Selling, general, and administrative expenses as a percentage of revenues increased to 51% in the first quarter of fiscal 1999 from 38% in the first quarter of fiscal 1998, primarily due to a decrease in revenues and, to a lesser extent, increased marketing costs relating to the conversion of the spas to Greenhouse day spas and the introduction of new branded product lines at CBI. These increases were offset in part by cost reduction efforts implemented by the Company during the second half of fiscal 1998.

    Research and development expenses decreased to $0.5 million in the first quarter of fiscal 1999 from $0.9 million in the first quarter of fiscal 1998, primarily due to a reduction in the number of outside testing facilities and consultants used by the Company, as well as a reduction in payroll costs.

    Interest income decreased to $0.7 million in the first quarter of fiscal 1999 from $1.4 million in the first quarter of fiscal 1998, due to lower average invested cash balances in the first quarter of fiscal 1999.
Interest expense was $1.3 million in both periods.

    Equity in losses of joint ventures in the accompanying statement of operations represents the Company's proportionate share of losses from its international joint ventures.

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

    The effective tax rate for the first quarter of fiscal 1999 reflects the establishment of a valuation allowance for the tax benefit associated with losses arising during the quarter. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Management believes that it is more likely than not that tax benefits that arose during the quarter will not be used prior to their expiration.

Liquidity and Capital Resources

    Consolidated working capital was $42.2 million at January 2, 1999, compared with $48.6 million at October 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $49.5 million at January 2, 1999, compared with $55.9 million at October 3, 1998. Operating activities used $6.0 million of cash during the first quarter of fiscal 1999. Cash was used primarily to fund the Company's loss, excluding noncash items, as well as a decrease in accounts payable, primarily due to the timing of payments, which used $1.8 million of cash. These uses of cash were offset in part by an increase in other current liabilities of $1.8 million primarily due to holiday gift certificate sales.

    Excluding available-for-sale investment activity, the Company's investing activities in the first quarter of fiscal 1999 consisted primarily of $0.7 million of expenditures for purchases of property and equipment, including the purchase of laser systems and components from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation.

    The Company's capital expenditures during the remainder of fiscal 1999 will primarily be affected by the number of physicians and other domestic and international licensees engaged in its licensing programs. The Company plans to expend approximately $900,000 to renovate the original Greenhouse Spa in Arlington, Texas. The Company expects that it will finance its capital requirements through its internal funds. The Company's ongoing operating losses are continuing to consume significant amounts of the Company's working capital.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information-technology systems and facilities; (ii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iii) developing contingency plans.

The Company's State of Readiness

    The Company has implemented a compliance program to ensure that its critical information-technology system and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information-technology systems and facilities, has been substantially completed. The Company plans to upgrade or replace its noncompliant systems. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its noncompliant information-technology systems. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. For example, the Company had planned to upgrade its spa point-of-sale system with a new point-of-sale system for efficiency and other reasons unrelated to year 2000 compliance. Accordingly, in lieu of remediating the point-of-sale system, the system will be replaced in the ordinary course of business. The Company expects that all of its material information-technology systems and critical facilities will be year 2000 compliant by March 1999. There can be no assurance that the Company will be able to identify all of the year 2000 problems with its critical information-technology systems.

    The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company intends to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has not completed the majority of its assessment of third party risk, but expects to be substantially completed by September 1999.

Contingency Plan

    The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 issues. This plan may include identifying and securing alternative suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs relating to products and facilities were funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 issues will not have a material adverse impact on the Company's business, operations, or financial condition. If any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

    The Company's exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at fiscal year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                             THERMOLASE CORPORATION

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of February 1999.

                                           THERMOLASE CORPORATION



                                           /s/ Paul F. Kelleher
                                           -------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           /s/ Theo Melas-Kyriazi
                                           -------------------------
                                           Theo Melas-Kyriazi
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit

  27       Financial Data Schedule.