Form 10-K/A
period 1998-10-30
THERMOLASE CORP
filed 1999-02-10
CIK 901416

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

              ___________________________________________________

                        AMENDMENT NO. 2 ON FORM 10-K/A
                                 TO FORM 10-K

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

Part III, Item 10.  Directors and Executive Officers of the Registrant.

Part III, Item 11.  Executive Compensation.

Part III, Item 12.  Security Ownership of Certain
                    Beneficial Owners and Management.

Part III, Item 13.  Certain Relationships and Transactions.

Items 10, 11, 12 & 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998 are hereby amended and restated in their entirety as contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on form 10-K/A to be signed by the undersigned, duly authorized.

                                             THERMOLASE CORPORATION

                                             By: /s/ Sandra L. Lambert
                                                ------------------------
                                                  Sandra L. Lambert
                                                  Secretary

                                 Attachment A

                                  Directors


   Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent company, ThermoTrex Corporation ("ThermoTrex"), a provider of medical products, personal-care products and services, and advanced technology research, and ThermoTrex's parent company, Thermo Electron Corporation ("Thermo Electron"), a provider of diversified products and services for the biomedical, instrument and environmental markets, is reported under the caption "Stock Ownership."

Carliss Y. Baldwin...... Dr. Baldwin, 48, has been a director of the Corporation since
                         June 1994. Dr. Baldwin has been the William L. White Professor of Business Administration, Harvard Business School, since 1988.
Gerald Feldman.......... Mr. Feldman, 48, has been a director of the Corporation since
                         September 1998. He has also served as the president and chief executive officer of the Corporation since August 1998. Mr.
                         Feldman has been the president of International Technidyne
                         Corporation, a wholly owned subsidiary of Thermo CardioSystems
                         Inc., an indirect majority-owned subsidiary of Thermo Electron, since October 1987 and a director since September 1991.
                         International Technidyne Corporation develops, manufactures and markets hemostasis management products.
Elias P. Gyftopoulos.... Dr. Gyftopoulos, 71, has been a director of the Corporation since September 1994. Dr. Gyftopoulos is Professor Emeritus of
                         the Massachusetts Institute of Technology, where he was the Ford
                         Professor of Mechanical Engineering and of Nuclear Engineering
                         for more than 20 years until his retirement in 1996.
                         Dr. Gyftopoulos is also a director of Thermo BioAnalysis
                         Corporation, Thermo Cardiosystems Inc., Thermo Electron
                         Corporation, ThermoRetec Corporation, ThermoSpectra Corporation,
                         Thermo Vision Corporation, Thermo Voltek Corp., and Trex Medical
                         Corporation.
John T. Keiser.......... Mr. Keiser, 63, has been a director of the Corporation since
                         September 1998. He has been the chief operating officer,
                         biomedical and advanced technology, of Thermo Electron since
                         September 1998, and a vice president from April 1997 until his promotion. Mr. Keiser has been the president and chief executive officer of Thermedics Inc., a majority-owned subsidiary of
                         Thermo Electron, since March 1998 and December 1998,
                         respectively, and was a senior vice president of Thermedics Inc.
                         from 1994 until his promotion to president. He has also been the president of Thermo Electron's wholly owned biomedical group, a manufacturer of medical equipment and instruments, since 1994.
                         Mr. Keiser was president of the Eberline Instrument, division of
                         Thermo Instrument Systems Inc., a majority-owned subsidiary of
                         Thermo Electron, from 1985 to July 1994. The Eberline Instrument division manufactures radiation detection and counting
                         instrumentation and radiation monitoring systems. Mr. Keiser is a director of Metrika Systems Corporation, Thermedics Inc.,
                         Thermedics Detection Inc., Thermo Cardiosystems Inc., Thermo
                         Sentron Inc., ThermoTrex Corporation and Trex Medical
                         Corporation.

Paul F. Kelleher........  Mr. Kelleher, 56, has been chief accounting officer of the
                          Corporation since its inception in December 1992 and a director since March 1994. Mr. Kelleher has been senior vice president, finance and administration, of Thermo Electron since June 1997 and served as its vice president, finance, from 1987 to 1997 and as its controller from 1982 to January 1996.
Melissa F. Riordan......  Ms. Riordan, 42, has been a director of the Corporation since
                          September 1998. She served as the treasurer of Thermo Electron
                          Corporation from 1997 until 1998. From 1988 to 1997, Ms. Riordan was a stockbroker at NatWest Securities Corp. Ms. Riordan is also a director of Thermo Vision Corporation.
Gary S. Weinstein.......  Mr. Weinstein, 41, has been a director and the chairman of the board of the Corporation since February 1996. Since February
                          1996, Mr. Weinstein has also been chairman and chief executive officer of ThermoTrex and a vice president of Thermo Electron.
                          Mr. Weinstein was a managing director of Lehman Brothers Inc.
                          from 1992 until February 1996, serving from March 1995 until leaving the firm as managing director and head of global
                          syndicate and equity capital markets. Mr. Weinstein joined
                          Lehman Brothers in 1988 and served in various positions,
                          including head of equities in Europe, head of equity new issues in North and South America and head of global convertible
                          securities. Mr. Weinstein is also a director of ThermoTrex and
                          Trex Medical Corporation.
Dr. Nicholas T. Zervas..  Dr. Zervas, 69, has been a director of the Corporation since its inception in December 1992, and has been Chief of Neurological
                          Service at Massachusetts General Hospital, since 1977.
                          Dr. Zervas is also a director of Thermedics Inc., Thermo
                          Cardiosystems Inc. and ThermoTrex.

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

Compensation of Directors

 Cash Compensation

  Directors who are not employees of the Corporation, of Thermo Electron or any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of outside directors' fees is made quarterly. Mr. Feldman, Mr. Keiser, Mr. Kelleher and Mr. Weinstein are employees of Thermo Electron and its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

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

                                   ThermoLase      ThermoTrex   Thermo Electron
            Name (1)             Corporation (2) Corporatio (3) Corporation (4)
            --------             --------------- -------------- ---------------
Thermo Electron Corporation
 (5)............................   31,342,547           --               --
Carliss Y. Baldwin..............       61,400             0            1,000
Silvia Carnini-Pulino...........       25,000             0           15,000
Gerald Feldman..................      225,000        45,000          150,811
Gina M. Goodrich................       43,400             0                0
Elias P. Gyftopoulos............       62,400         6,000           71,704
John C. Hansen (6)..............            0             0              699
John T. Keiser..................            0             0          292,508
Paul F. Kelleher................       83,300         8,916          129,655
Melissa F. Riordan..............       10,200             0           30,000
Gary S. Weinstein...............      198,044       110,000          210,612
Mark H. Wurth (7)...............            0           120              280
Nicholas T. Zervas..............       88,027        31,207                0
All directors and current
 executive officers as a group
 (15 persons)...................      873,388       206,243        1,206,739

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

     Shares of Common Stock beneficially owned by Dr. Baldwin, Ms. Carnini-Pulino, Mr. Feldman, Ms. Goodrich, Dr. Gyftopoulos, Mr. Kelleher, Ms. Riordan, Mr. Weinstein, Dr. Zervas and all directors and current executive officers as a group include 61,400, 25,000, 225,000, 42,400, 61,400,
     77,000, 10,000, 130,000, 67,068 and 775,668 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all directors and current executive officers as a group include 1,803 full shares allocated through November 28, 1998 to Dr. Zervas' account maintained pursuant to the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Ms. Goodrich include 1,000 shares held by her deceased spouse's estate of which Ms. Goodrich is the administrator. As of November 28, 1998, no director or current executive officer beneficially owned more than 1% of the Common Stock, all directors and current executive officers as a group beneficially owned 2.21% of the Common Stock outstanding as of such date.
(3) Shares of ThermoTrex common stock beneficially owned by Mr. Feldman, Dr. Gyftopoulos, Mr. Kelleher, Mr. Weinstein, Dr. Zervas and all directors and current executive officers as a group include 45,000, 6,000, 5,000, 100,000, 28,200 and 189,200 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all directors and current executive officers as a group include 3,007 full shares allocated through November 28, 1998, to Dr. Zervas's account maintained pursuant to ThermoTrex's Deferred
     Compensation Plan for Directors. As of November 28, 1998, no director or current executive officer beneficially owned more than 1% of the ThermoTrex common stock outstanding as of such date; all directors and current executive officers as a group beneficially owned 1.10% of the ThermoTrex common stock outstanding as of November 28, 1998.
(4) Shares of Thermo Electron common stock beneficially owned by Ms. Carnini-Pulino, Mr. Feldman, Dr. Gyftopoulos, Mr. Keiser, Mr. Kelleher, Ms. Riordan, Mr. Weinstein, and all directors and current executive officers as a group include 15,000, 123,570, 9,125, 251,622, 97,937, 25,000,
     210,275 and 1,007,364 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Mr. Kelleher and all directors and current executive officers as a group include 1,426 and 2,497 full shares, respectively, allocated through November 28, 1998, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of November 28, 1998, executive officers of Thermo Electron. No director or current executive officer beneficially owned more than 1% of Thermo Electron's common stock outstanding as of such date; all directors and current executive officers as a group beneficially owned less than 1% of the common stock of Thermo Electron outstanding as of such date.
(5) Thermo Electron beneficially owned 79.19% of the Common Stock outstanding as of November 28, 1998, of which 71.11 % is owned through ThermoTrex, which is a majority-owned subsidiary of Thermo Electron. Thermo
     Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of November 28, 1998, Thermo Electron, through ThermoTrex, had the power to elect all of the members of the Corporation's board of directors.
(6) Mr. Hansen resigned as the chief executive officer and president of the Corporation on February 1, 1998.
(7) Mr. Wurth resigned as vice president of the Corporation on June 1, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of change in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1998, except in the following instances. The Form 3 for Ms. Riordan was filed late. Dr. Zervas filed one transaction late, consisting of the exempt acquisition of stock units to his account pursuant to the Corporation's deferred compensation plan for Directors. Thermo Electron filed seven Forms 4 late, reporting a total of 105 transactions, including 100 open market purchases of shares of Common Stock and five transactions associated with the grant and lapse of options to purchase Common Stock granted to employees under its stock option program.

                            EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its four other most highly compensated executive officers two of whom disclosure would have been required but for the fact that such individuals were not serving as executive officers at October 3, 1998 (the "named executive officers") for the last three fiscal years. The Corporation has a fiscal year that is the 52- or 53-week period ending on the Saturday nearest September 30.

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

                          Summary Compensation Table

                                Annual Compensation    Long Term Compensation
                                        (1)             Securities Underlying
   Name and Principal    Fiscal -------------------    (Options No. of Shares     All Other
        Position          Year   Salary     Bonus         and Company) (3)     Compensation (4)
   ------------------    ------ --------- ---------    ----------------------------------------
Gerry Feldman (5).......  1998  $  35,000       n/a(2)      225,000 (TLZ)          $  5,625
 Chief Executive Officer                                     55,000 (TMO)
 and President                                               45,000 (TKN)

Gina M. Goodrich (6)....  1998  $  97,958       n/a(2)       27,400 (TLZ)          $  4,874
 Vice President,
 Licensees

Silvia Carnini-Pulino
 (7)....................  1998  $  70,000       n/a(2)       25,000 (TLZ)          $      0
 Vice President,
 International

John C. Hansen (8)......  1998  $  75,000 $       0                                $213,626(10)
 Former Chief Executive   1997  $ 225,000 $ 100,000             --   --            $  9,926
 Officer and President    1996  $ 225,000 $ 115,000          22,500 (TMO)          $  2,674
                                                              2,000 (TBA)
                                                              2,000 (TFG)
                                                              2,000 (TLT)
                                                              6,000 (TOC)
                                                              6,000 (TMQ)
                                                              2,000 (TSR)
                                                              4,000 (TXM)

Mark H. Wurth (9).......  1998  $ 118,766 $  40,000          29,000 (TLZ)          $403,014(11)
 Former Vice President,   1997  $ 169,000 $  55,000             --   --            $ 15,935(12)
 Operations               1996  $ 160,000 $  60,000           7,500 (TMO)          $  2,519(12)

--------
(1) Annual compensation for the named executive officers is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September.
(2) Bonuses are generally determined and paid following the end of the calendar year based on performance during the calendar year in which the Corporation's fiscal year-end occurred. The bonus amount represents the bonus paid for performance during the calendar year in which the Corporation's fiscal year-end occurred. As of the date hereof, bonuses for calendar 1998 have not yet been determined. The Committee expects to determine bonuses in March 1999 when audited financial statements of the Corporation's parent company will be available.

(3) In addition to receiving options to purchase Common Stock (designated in the table as TLZ), the named executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program in their capacities as officers of the Corporation.
     Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: the Corporation (designated in the table as TLZ), Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), ThermoTrex Corporation (designated in the table as TKN) and Trex Medical Corporation (designated in the table as TXM).
(4) Represents the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401(k) Plan.
(5) Mr. Feldman was appointed president and chief executive officer of the Corporation on August 3, 1998. The salary reported for fiscal year 1998 represents the amount paid from the commencement of his employment through October 3, 1998.
(6) Ms. Goodrich was elected vice president, licensees of the Corporation on August 3, 1998. The salary reported for fiscal year 1998 represents compensation for the entire fiscal year.
(7) Ms. Carnini-Pulino was elected vice president, international of the Corporation on August 3, 1998. The salary reported for fiscal year 1998 represents the amount paid from the commencement of her employment with the Corporation through October 3, 1998.
(8) Mr. Hansen resigned as the chief executive officer and president of the Corporation on February 1, 1998.
(9)  Mr. Wurth resigned as vice president of the Corporation on June 1, 1998.
(10) In addition to $7,200, which represents the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401(k) Plan in fiscal 1998, this amount includes a $206,426 payment made to Mr. Hansen as part of a severance agreement. See Executive Compensation--Severance Agreements.
(11) In addition to $7,200, which represents the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401(k) Plan in fiscal 1998, this amount includes a $269,862 payment and $133,152 loan forgiveness made to Mr. Wurth as part of a severance agreement. See Executive Compensation-- Severance Agreements.
(12) In addition to $1,661 and $9,063, which represent the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401(k) Plan in fiscal 1996 and 1997, respectively, this amount includes $858 for fiscal 1996 and $6,872 for fiscal 1997, which represents the amount of compensation in the period attributable to an interest-free loan provided to Mr. Wurth in connection with his relocation to San Diego, California. See
      Relationship with Affiliates.

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

                         Option Grants in Fiscal 1998

                                                                                 Potential Realizable
                                                                                   Value at Assumed
                                              Percent of                         Annual Rates of Stock
                              Number of      Total Options                      Price Appreciation for
                             Securities       Granted to   Exercise                 Option Term (2)
                         Underlying Options  Employees in  Price Per Expiration -----------------------
          Name               Granted (1)      Fiscal Year    Share      Date        5%         10%
          ----           --------------------------------- --------- ----------     --     ------------
Gerald Feldman..........    225,000 (TLZ)        29.4%      $ 4.99    08/03/05  $  456,750 $  1,064,250
                             55,000 (TMO)         2.8%(3)   $22.46    08/11/05  $  502,700 $  1,172,050
                             45,000 (TKN)        12.3%(3)   $16.70    08/03/05  $  306,000 $    712,800

Gina M. Goodrich........     15,000 (TLZ)         2.0%      $ 6.16    04/02/03  $   25,500 $     56,400
                              7,400 (TLZ)         1.0%      $ 5.48    09/16/03  $   11,174 $     24,790
                              5,000 (TLZ)         0.7%      $12.43    12/12/04  $   25,300 $     58,950
Silvia Carnini-Pulino...     25,000 (TLZ)         3.3%      $ 6.16    04/02/03  $   42,500 $     94,000

John C. Hansen..........        --   --            --          --          --          --           --

Mark H. Wurth...........     24,000 (TLZ)         3.1%      $ 6.16         (4)         (4)          (4)
                              5,000 (TLZ)         0.7%      $ 9.18         (4)         (4)          (4)

--------
(1) Options have been granted during fiscal 1998 to the named executive officers to purchase the common stock of the Corporation (designated in the table as TLZ), ThermoTrex Corporation (designated in the table as
     TKN) and Thermo Electron Corporation (designated in the table as TMO). All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a four- to five-year period, depending on the option term, which may vary from five to seven years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. The granting corporation may permit the holders of such options to exercise options and to satisfy tax-withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.
(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.
(3) These options were granted under stock option plans maintained by Thermo Electron and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.
(4) Mr. Wurth resigned as a vice president of the Corporation on June 1, 1998. Therefore, options granted in fiscal 1998 have lapsed and do not have a potential realizable value.

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

  Aggregated Option Exercises In Fiscal 1998 And Fiscal 1998 Year-End Option
                                    Values

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

  In 1998, Thermo Electron authorized an executive retention agreement with Gerald Feldman. This agreement provides that in the event the individual's employment is terminated within 18 months after a change in control, the individual would be entitled to a lump sum payment equal to the sum of one times, the individual's highest annual base salary in any 12 month period during the prior five year period, plus one times the individual's highest annual bonus in any 12 month period during the prior five year period. In addition, the individual would be provided benefits for a period of one year, after such termination substantially equivalent to the benefits package the individual would have been otherwise entitled to receive if the individual was not terminated. The individual would also be entitled to all other compensation due to the individual from the Corporation through the date of termination. Further, all options that the individual holds in Thermo Electron and its subsidiaries, including the Corporation, would become fully vested as of the date of the change in control. Finally, the individual would be entitled to a cash payment equal to $15,000, to be used toward outplacement services. This executive retention agreement supercedes and replaces any and all prior severance arrangements which this individual had with Thermo Electron.

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


Severance Arrangements

  Mr. John C. Hansen resigned as the president and chief executive officer of the Corporation and as a director effective as of February 1, 1998 (the "Hansen Employment Termination Date"). In connection with his resignation, the Corporation entered into an agreement with Mr. Hansen providing for the payment of severance and other fees to Mr. Hansen. The agreement provides that in addition to receiving his regular salary through the Hansen Employment Termination Date, Mr. Hansen has been paid a bonus of $100,000 for the 1997 calendar year as well as a lump sum severance payment of $150,000. Mr. Hansen also received a lump sum payment of $50,000 to compensate him for his travel and relocation expenses associated with his relocation to the San Francisco, California area. The agreement also provides for an ongoing consulting relationship between Mr. Hansen and the Corporation for the two-year period from February 1, 1998 through January 31, 2000. For his consulting services, Mr. Hansen is paid a retainer fee of $150,000 per year, payable in arrears in quarterly installments of $37,500 and a per diem consulting fee of $2,000 per day for each day that he provides consulting services to the Corporation pursuant to its request.

  Mr. Wurth resigned as a vice president of the Corporation effective as of June 1, 1998 (the "Wurth Employment Termination Date"). In connection with this resignation, the Corporation entered into an agreement with Mr. Wurth providing for the payment of severance and other fees to Mr. Wurth. The agreement provided that in addition to receiving his regular salary for a period of six months after the Wurth Employment Termination Date, Mr. Wurth would be paid a lump sum severance payment of $119,592. Mr. Wurth also received a lump sum payment of $50,000 to compensate him for travel and relocation expenses. A loan in the amount of $125,000 provided in connection with Mr. Wurth's relocation to San Diego, California was also forgiven as part of this severance agreement.

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

  From time to time, the Corporation may transact business with other companies in the Thermo Group. In fiscal 1998, such transactions included the following:

  In fiscal 1998, the Corporation subleased office and research facilities from ThermoTrex and was charged for the actual square footage occupied at approximately the same cost-per-square-foot paid by ThermoTrex under its prime lease. The accompanying statement of operations includes expenses from this sublease of $306,000 in fiscal 1998. During fiscal 1998, the Corporation relocated its operations and is no longer paying for this space.

  During fiscal 1998, the Corporation purchased laser systems and components at an aggregate cost of $2,902,000 from Trex Medical, a majority-owned subsidiary of ThermoTrex.

  As of October 3, 1998, the Corporation owed Thermo Electron $4,500,000 principal amount, pursuant to a 4 3/8% subordinated convertible debenture due 2004, convertible into shares of the Corporation's common stock at $17.385 per share.

  During fiscal 1998, the Corporation purchased vacuum equipment totaling $241,000 from Bird Products Corporation, a wholly owned subsidiary of Thermo Electron.

  As of October 3, 1998, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of $3,200,000 for amounts due under the Corporate Services Agreement and related administrative charges, for other products and services, and for miscellaneous items excluding the debentures described above, net of amounts owed to the Corporation by Thermo Electron and its other subsidiaries for products and services and miscellaneous items. The largest amount of such net indebtedness owed by the Corporation to Thermo Electron and its other subsidiaries since September 27, 1997 was $3,240,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

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

Stock-Holding Assistance Plan

  In 1996, the Corporation adopted a stock-holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a Stock Holding Assistance Plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. As of the date hereof, no loans to executive officers remain outstanding. This policy and plan were amended in 1998 to apply only to the chief executive officers of the Corporation in the future.