Form 10-Q
period 1999-04-03
THERMOLASE CORP
filed 1999-05-10
CIK 901416

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                         Outstanding at April 30, 1999
  Common Stock, $.01 par value                       39,347,996



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $37,848 and $51,246 under                        $ 40,820    $52,831
   repurchase agreement with affiliated company)
 Available-for-sale investments, at quoted market value                                      -      3,072
   (amortized cost of $3,072)
 Accounts receivable, less allowances of $502 and $490                                   4,965      4,339
 Inventories:
   Raw materials and supplies                                                            2,736      2,771
   Work in process and finished goods                                                    3,885      4,054
 Prepaid expenses                                                                        1,022        698
                                                                                      --------   --------

                                                                                        53,428     67,765
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 55,685     54,706
 Less:  Accumulated depreciation and amortization                                       14,386     11,276
                                                                                      --------   --------

                                                                                        41,299     43,430
                                                                                      --------   --------

Other Assets (includes note receivable from joint venture of $1,667)                     7,387      7,531
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      15,296     15,489
                                                                                      --------   --------

                                                                                      $117,410   $134,215
                                                                                      ========   ========





                             THERMOLASE CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, October 3,
(In thousands except share amounts)                                                       1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                     $  2,314    $ 3,221
 Accrued payroll and employee benefits                                                   2,406      1,633
 Accrued restructuring costs (Note 3)                                                    2,507      5,153
 Customer deposits                                                                       2,550        820
 Other accrued expenses                                                                  4,429      5,141
 Due to parent company and affiliated companies                                          3,174      3,200
                                                                                      --------   --------

                                                                                        17,380     19,168
                                                                                      --------   --------

Long-term Obligations:
 4 3/8% Subordinated convertible debentures (includes $8,225                           115,000    115,000
   and $4,500 of related-party debt)
 Other                                                                                      54         66
                                                                                      --------   --------

                                                                                       115,054    115,066
                                                                                      --------   --------

Deferred Lease Liability                                                                 1,206      1,172
                                                                                      --------   --------

Common Stock Subject to Redemption                                                      40,500     40,500
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 100,000,000 shares authorized;                              408        408
   40,829,132 shares issued
 Capital in excess of par value                                                         35,640     36,279
 Accumulated deficit                                                                   (72,244)   (57,107)
 Treasury stock at cost, 1,481,136 and 1,531,025 shares                                (20,534)   (21,271)
                                                                                      --------   --------

                                                                                       (56,730)   (41,691)
                                                                                      --------   --------

                                                                                      $117,410   $134,215
                                                                                      ========   ========












The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Revenues:
 Product revenues                                                                      $ 5,820     $5,203
 Service revenues                                                                        3,995      2,889
                                                                                       -------    -------

                                                                                         9,815      8,092
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of product revenues                                                                3,898      3,603
 Cost of service revenues                                                                7,977      5,828
 Selling, general, and administrative expenses                                           3,674      5,724
 Research and development expenses                                                         484        883
                                                                                       -------    -------

                                                                                        16,033     16,038
                                                                                       -------    -------

Operating Loss                                                                          (6,218)    (7,946)

Interest Income                                                                            577      1,148
Interest Expense (includes $50 to related party in fiscal 1999)                         (1,340)    (1,334)
Equity in Losses of Joint Ventures                                                           -       (420)
                                                                                       -------    -------

Loss Before Income Taxes                                                                (6,981)    (8,552)
Income Tax (Provision) Benefit                                                             (52)        17
                                                                                       -------    -------

Net Loss                                                                               $(7,033)   $(8,535)
                                                                                       =======    =======

Basic and Diluted Loss per Share (Note 4)                                              $  (.18)   $  (.22)
                                                                                       =======    =======

Basic and Diluted Weighted Average Shares (Note 4)                                      39,344     38,080
                                                                                       =======     ======
















The accompanying notes are an integral part of these consolidated financial statements.




                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Product revenues                                                                     $ 12,610    $11,602
 Service revenues                                                                        6,751      9,939
                                                                                      --------   --------

                                                                                        19,361     21,541
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of product revenues                                                                8,594      7,989
 Cost of service revenues                                                               14,671     11,461
 Selling, general, and administrative expenses                                           8,527     10,850
 Research and development expenses                                                         973      1,822
                                                                                      --------   --------

                                                                                        32,765     32,122
                                                                                      --------   --------

Operating Loss                                                                         (13,404)   (10,581)

Interest Income                                                                          1,243      2,566
Interest Expense (includes $98 to related party in fiscal 1999)                         (2,680)    (2,666)
Equity in Losses of Joint Ventures                                                        (200)      (820)
                                                                                      --------   --------

Loss Before Income Taxes                                                               (15,041)   (11,501)
Income Tax (Provision) Benefit                                                             (96)       930
                                                                                      --------   --------

Net Loss                                                                              $(15,137)  $(10,571)
                                                                                      ========   ========

Basic and Diluted Loss per Share (Note 4)                                             $   (.38)  $   (.28)
                                                                                      ========   ========

Basic and Diluted Weighted Average Shares (Note 4)                                      39,332     38,232
                                                                                      ========   ========
















The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net loss                                                                             $(15,137)  $(10,571)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                         3,824      3,382
   Provision for losses on accounts receivable                                              12         54
   Increase in prepaid income taxes                                                          -     (1,060)
   Increase in deferred lease liability                                                     34         76
   Equity in losses of joint ventures                                                      200        820
   Changes in current accounts:
     Accounts receivable                                                                  (638)     1,168
     Inventories                                                                           204        (74)
     Other current assets                                                                 (324)      (198)
     Accounts payable                                                                     (907)    (3,390)
     Other current liabilities                                                            (892)    (1,259)
                                                                                      --------    -------

       Net cash used in operating activities                                           (13,624)   (11,052)
                                                                                      --------    -------

Investing Activities:
 Purchases of available-for-sale investments                                                 -     (4,000)
 Proceeds from maturities of available-for-sale investments                              3,072      4,400
 Purchases of property and equipment                                                    (1,746)    (2,468)
 Proceeds from sale of equipment                                                           436          -
 Advance under a note receivable from related-party                                          -     (1,667)
 Increase in other assets                                                                 (250)         -
 Other                                                                                      15        (41)
                                                                                      --------    -------

       Net cash provided by (used in) investing activities                               1,527     (3,776)
                                                                                      --------    -------

Financing Activities:
 Purchases of Company common stock                                                           -     (8,806)
 Net proceeds from issuance of Company common stock                                        123        222
 Payment of withholding taxes related to stock option exercises                            (25)      (415)
 Other                                                                                     (12)         -
                                                                                      --------    -------

       Net cash provided by (used in) financing activities                                  86     (8,999)
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                  (12,011)   (23,827)
Cash and Cash Equivalents at Beginning of Period                                        52,831     87,843
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 40,820    $64,016
                                                                                      ========    =======




The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations for the three- and six-month periods ended April 3, 1999, and April
4, 1998, and the cash flows for the six-month periods ended April 3, 1999, and April 4, 1998. The Company's results of operations for the six-month periods ended April 3, 1999, and April 4, 1998, include 26 and 27 weeks, respectively.
Interim results are not necessarily indicative of results for a full year.

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

2.   Related-party Transaction

      During the second quarter of fiscal 1999 and 1998, and the six-months ended April 3, 1999, and April 4, 1998, the Company purchased laser systems, components, and related services from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation (the Company's parent), at an aggregate cost of $1,022,000 and $1,227,000, and $1,655,000 and $1,668,000 respectively.

3.    Restructuring

      During fiscal 1998, the Company initiated certain restructuring activities, including the announced closure of three domestic spas and termination of a joint venture that operated its spa in France. Two of the domestic spas were closed during the first quarter of fiscal 1999. The Company announced the closure of two additional spas in May 1999 and expects to sell or close other spas during the remainder of fiscal 1999. As of October 3, 1998, the Company had accrued $5,153,000 associated with the actions announced in fiscal
1998. During the six months ended April 3, 1999, the Company expended $2,646,000 for payments associated with terminating certain contractual agreements of the French joint venture, closing the spa in France, and severance. As of April 3, 1999, the remaining obligation for the restructuring activities totaled
$2,507,000, which primarily represents $2,339,000 of lease payments on the facilities being closed, net of assumed sublease receipts, and ongoing costs of severance. Closure or sale of additional spas will result in charges for asset impairment and losses on operating lease obligations, depending on the terms of such arrangements.

4.    Loss per Share

      Basic loss per share has been computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted loss per share does not differ from basic loss per share because the effect of assuming the conversion of convertible debentures and the elimination of the related interest expense, the exercise of stock options, and the effect of redeemable common stock would be antidilutive, due to the Company's net loss in the periods presented. As of April 3, 1999, there were outstanding options to purchase 2,145,000 shares of Company common stock at prices ranging from $1.75 to $29.55 per share, and the Company had outstanding $115,000,000 principal amount of 4 3/8% subordinated convertible debentures, convertible at $17.385 per share.




5.    Comprehensive Income

      During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income."
This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including unrealized net of tax gains and losses on available-for-sale investments. During the second quarter of fiscal 1999 and 1998, the Company had a comprehensive loss of $7,033,000 and $8,530,000, respectively. During the first six months of fiscal 1999 and 1998, the Company had a comprehensive loss of $15,137,000 and $10,554,000, respectively.

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

Overview

      The Company has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. The Company opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and opened its fourteenth spa in October 1997. In May 1998, the Company received clearance from the FDA to market cosmetic skin-resurfacing services using the same laser as the Company's hair-removal system. In this process, the laser's energy reacts with an activating lotion, creating heat and mechanical energy that remove the tough outer layer of dead skin. The treatment, known as the SoftLight Laser Peel, is being offered at all of the Company's day spa locations, as well as through participating physician licensees.

      In connection with its acquisition of The Greenhouse Spa, Inc. in June
1998, a full-service, luxury, destination spa, the Company converted 11 domestic
Spa Thiras to Greenhouse day spas, which, in addition to hair-removal and skin-resurfacing services, offer more traditional day-spa services, such as massages and facials. The Company closed two of its domestic spas in November
1998, announced the closure of its Chicago and Boca Raton spas on May 7, 1999, and expects to sell or close additional domestic spas during the remainder of fiscal 1999. The Company's future results of operations will be materially affected by the success of the Greenhouse day spas as well as by decisions to sell or close additional spas. Closure of spas or sale of facilities at less than their carrying value would have a material adverse effect on future results of operations. The Company's investment in spa assets and lasers totaled approximately $27.0 million at April 3, 1999. In addition, at April 3, 1999, the
Company had operating lease commitments of approximately $24.0 million related to its spas, other than those announced as closing in fiscal 1998. As additional spas close in the future, the amount of lease obligations related to such spas in excess of income from subleasing the facilities will be recorded as a loss.

      In June 1996, the Company commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal procedure. The Company also provides the licensees with the lasers and lotion that are necessary to perform the service. In June 1998, the Company began to offer the SoftLight Laser Peel procedure through its spas and other licensees.


Overview (continued)

      During the second quarter of fiscal 1998, the Company began to experience a decrease in revenues from its hair-removal services. In response to this trend and in an attempt to establish price points and other conditions designed to increase demand and revenues, in April 1998 the Company significantly reduced treatment prices at its spa locations and has modified the terms and conditions offered to licensees. Under the terms of the modified licenses, per-procedure royalties have been reduced or eliminated and a minimum royalty and/or flat periodic fee requirement was introduced. In addition, the Company now offers licensees the opportunity to purchase or lease SoftLight lasers in lieu of paying ongoing license fees. As a result of these changes and other factors, there has been a net reduction of 48% in the number of licensees from the number under agreement at the end of fiscal 1998.

      Beginning in January 1996, the Company sought to market the SoftLight system internationally through joint ventures and other licensing arrangements.
The Company liquidated its joint venture relating to the SoftLight system in France in the fourth quarter of 1998 and has terminated its licensing arrangements in various other countries. The Company is no longer seeking to expand its international presence.

      The Company also manufactures and markets skin-care, bath, and body products, and markets dietary supplements through its Creative Beauty
Innovations, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal and skin-resurfacing processes.

Results of Operations

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998

      Revenues increased to $9.8 million in the second quarter of fiscal 1999 from $8.1 million in the second quarter of fiscal 1998. The Company earned service revenues of $4.0 million in fiscal 1999, compared with $2.9 million in fiscal 1998, primarily due to the inclusion of $1.1 million in revenue from The
Greenhouse Spa Inc., acquired in June 1998. International revenues increased due to the receipt of a $0.2 million final installment of a minimum guaranteed payment recorded upon granting technology rights under an international licensing arrangement and an increase in licensing fees. Spa revenues increased as a result of the Company's recent conversion of its existing spas to Greenhouse day spas, offset in part by a decrease in revenue due to the closure of the Company's LaJolla and Miami spas during the first quarter of fiscal 1999.
These increases in service revenues were offset in part by a decrease in revenues from the Company's licensing program in fiscal 1999 compared with fiscal 1998, due to a reduction in the number of participating licensees, a reduction in royalty rates and other changes to the financial terms of the licenses, and a decrease in the number of one-time fees from new licensees.

      Product revenues include sales by CBI, and in the fiscal 1999 period, beauty product sales at the Company's spas and lasers sold in international and domestic markets. Revenues at CBI decreased to $5.0 million in the second quarter of fiscal 1999 from $5.2 million in the second quarter of fiscal 1998, primarily due to a decrease in private label sales, offset in part by sales of its new branded product lines, introduced in the fourth quarter of fiscal 1998.
This decrease in CBI revenues was more than offset by revenues from the sale of SoftLight lasers, as well as sales of beauty products at the spas.

      The gross profit margin decreased to negative 21% in the second quarter of fiscal 1999 from negative 17% in the second quarter of fiscal 1998. The
Company's service revenues had a negative gross profit of $4.0 million in fiscal
1999, compared with a negative gross profit of $2.9 million in fiscal 1998. This decrease was primarily due to an increase in spa-specific marketing and advertising expenses related to the Company's recent conversion of its existing spas to Greenhouse day spas. To a lesser extent, the gross profit margin decreased due to a decline in initial sign-up fees relating to the licensing program, which have a relatively high gross profit margin. The gross profit margin at CBI increased to 32% in the second quarter of fiscal 1999 from 31% in the second quarter of fiscal 1998, primarily due to a reduction in overhead.




Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues decreased to 37% in the second quarter of fiscal 1999 from 71% in the second quarter of fiscal 1998, primarily due to the ongoing cost reduction efforts implemented by the Company during the second half of fiscal 1998.

      Research and development expenses decreased to $0.5 million in the second quarter of fiscal 1999 from $0.9 million in the second quarter of fiscal 1998, primarily due to a reduction in the number of outside testing facilities and consultants used by the Company, as well as a reduction in payroll costs.

     Interest  income  decreased to $0.6 million in the second quarter of fiscal
1999 from $1.1 million in the second quarter of fiscal 1998, primarily due to lower average invested balances. Interest expense was $1.3 million in both periods.

      Equity in losses of joint ventures in the accompanying statement of operations represents the Company's proportionate share of losses from its international joint ventures.

      The effective tax rate for the second quarter of fiscal 1999 and fiscal
1998 reflects the establishment of a valuation allowance for the tax benefit associated with losses arising during the periods. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial
Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Management believes that it is more likely than not that tax benefits that arose during the periods will not be used prior to their expiration.

First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998

      Revenues decreased to $19.4 million in the first six months of fiscal 1999 from $21.5 million in the first six months of fiscal 1998. The Company earned service revenues of $6.8 million in fiscal 1999, compared with $9.9 million in fiscal 1998. International revenues decreased due to a decline in minimum guaranteed payments recorded upon granting technology rights under international licensing arrangements, offset in part by an increase in licensing fees.
Revenues from the Company's licensing program decreased in fiscal 1999 compared with fiscal 1998, due to a reduction in the number of participating licensees, a reduction in royalty rates and other changes to the financial terms of the licenses, and a decrease in the number of one-time fees from new licensees. Spa revenues decreased due to reduced demand and price reductions at the Company's spas in fiscal 1999 compared with fiscal 1998, as well as the closure of the Company's LaJolla and Miami spas during the first quarter of fiscal 1999. These decreases in revenues were offset in part by the inclusion of $1.9 million in revenues from The Greenhouse Spa, Inc., acquired in June 1998.

      Product revenues include sales by CBI, and in the fiscal 1999 period, beauty product sales at the Company's spas and laser sales. Revenues at CBI decreased to $11.0 million in the first six months of fiscal 1999 from $11.6 million in the first six months of fiscal 1998, primarily due to the reasons discussed in the results of operations for the second quarter. This decrease in CBI revenues was more than offset by revenues from the sale of SoftLight lasers, as well as sales of beauty products at the spas.

      The gross profit margin decreased to negative 20% in the first six months of fiscal 1999 from 10% in the first six months of fiscal 1998. The Company's service revenues had a negative gross profit of $7.9 million in fiscal 1999, compared with a negative gross profit of $1.5 million in fiscal 1998. This decrease was primarily due to a decline in minimum guaranteed payments relating to international licensing arrangements and initial sign-up fees relating to the licensing program, both of which have a relatively high gross profit margin. To a lesser extent, the gross profit margin decreased due to an increase in spa-specific marketing and advertising expenses related to the Company's recent conversion of its existing spas to Greenhouse day spas and a decrease in spa revenues. The gross profit margin at CBI decreased to 29% in the first six months of fiscal 1999 from 31% in the first six months of fiscal 1998, primarily due to a decrease in revenues, as well as changes in product mix.




First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues decreased to 44% in the first six months of fiscal 1999 from 50% in the first six months of fiscal 1998, primarily due to the reason discussed in the results of operations for the second quarter.

      Research and development expenses decreased to $1.0 million in the first six months of fiscal 1999 from $1.8 million in the first six months of fiscal
1998, primarily due to the reasons discussed in the results of operations for the second quarter.

     Interest income decreased to $1.2 million in the first six months of fiscal
1999 from $2.6 million in the first six months of fiscal 1998, primarily due to lower average invested balances. Interest expense was $2.7 million in both periods.

      Equity in losses of joint ventures in the accompanying statement of operations represents the Company's proportionate share of losses from its international joint ventures.

        The effective tax rate for the first six months of fiscal 1999 reflects the establishment of a valuation allowance for the tax benefit associated with losses arising during the period. The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, "Accounting for Income
Taxes." Management believes that it is more likely than not that tax benefits that arose during the period will not be used prior to their expiration.

Liquidity and Capital Resources

      Consolidated working capital was $36.0 million at April 3, 1999, compared with $48.6 million at October 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $40.8 million at April
3, 1999, compared with $55.9 million at October 3, 1998. Operating activities used $13.6 million of cash during the first six months of fiscal 1999. Cash was used primarily to fund the Company's loss, excluding noncash items, as well as a decrease in accounts payable and other current liabilities, primarily due to the timing of payments, which used $1.8 million of cash.

      Excluding available-for-sale investment activity, the Company's investing activities in the first six months of fiscal 1999 consisted primarily of $1.7 million of expenditures for purchases of property and equipment, including the purchase of laser systems and components from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation.

      The Company's capital expenditures during the remainder of fiscal 1999 will primarily be affected by the number of physicians and other domestic and international licensees engaged in its licensing programs. The Company plans to expend approximately $900,000 to renovate the original Greenhouse Spa in Arlington, Texas. The Company expects that it will finance its capital requirements through its internal funds. The Company's ongoing operating losses are continuing to consume significant amounts of the Company's working capital.
If these losses are not reduced significantly, the Company may not be able to remain in business.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, vendors, and customers; and (iii) developing contingency plans.



Year 2000 (continued)

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities, has been substantially completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its utility and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its noncompliant information technology systems. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. For example, the Company had planned to upgrade its spa point-of-sale system with a new point-of-sale system for efficiency and other reasons unrelated to year 2000 compliance. Accordingly, in lieu of remediating the point-of-sale system, the system will be replaced in the ordinary course of business. The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by July 1999. There can be no assurance that the Company will be able to identify all of the year 2000 problems with its critical information technology systems.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company will follow-up with significant suppliers and vendors that have not responded to the Company's questionnaires.
The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by September 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing alternative suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

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

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and



Year 2000 (continued)

services to the Company on time. The Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 issues will not have a material adverse impact on the Company's business, operations, or financial condition. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at fiscal year-end
1998.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On March 11, 1999, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to a one-year term expiring in 2000. The
Directors elected at the meeting were: Dr. Carliss Y. Baldwin, Mr. Gerald
Feldman, Dr. Elias P. Gyftopoulos, Mr. John T. Keiser, Mr. Paul F. Kelleher, Ms.
Melissa F. Riordan, and Dr. Nicholas T. Zervas. Dr. Baldwin, Mr. Kelleher, Ms.
Riordan, and Dr. Zervas each received 35,903,727 shares voted in favor of his or her election and 76,132 shares voted against. Mr. Feldman received 35,903,667 shares voted in favor of his election and 76,192 shares voted against. Dr.
Gyftopoulos and Mr. Keiser each received 35,903,627 shares voted in favor of his election and 76,232 shares voted against. Mr. Gary S. Weinstein was not reelected as a Director and received 9,161,403 shares voted in favor of his election and 26,818,456 shares voted against. No abstentions or broker non-votes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May 1999.

                                            THERMOLASE CORPORATION



                                            /s/ Paul F. Kelleher
                                            ------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            /s/ Theo Melas-Kyriazi
                                            ------------------------
                                            Theo Melas-Kyriazi
                                            Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number  Description of Exhibit

   27          Financial Data Schedule.