Form 10-Q
period 1999-07-03
THERMOLASE CORP
filed 1999-08-09
CIK 901416

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class                                 Common Stock, $.01 par value
Outstanding at July 30, 1999                         39,347,996



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents ($51,246 under repurchase agreement with                   $  1,803    $52,831
   affiliated company in fiscal 1998)
 Advance to affiliate (Note 7)                                                          28,459          -
 Available-for-sale investments, at quoted market value                                      -      3,072
   (amortized cost of $3,072)
 Accounts receivable, less allowances of $2,063 and $490 (Note 5)                        8,441      4,339
 Inventories:
   Raw materials and supplies                                                            2,920      2,771
   Work in process and finished goods                                                      714      4,054
 Prepaid expenses                                                                          126        698
                                                                                      --------   --------

                                                                                        42,463     67,765
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost (Note 5)                                         5,840     54,706
 Less:  Accumulated depreciation and amortization                                        2,908     11,276
                                                                                      --------   --------

                                                                                         2,932     43,430
                                                                                      --------   --------

Other Assets (Note 5)                                                                    6,399      7,531
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                              7,682     15,489
                                                                                      --------   --------

                                                                                      $ 59,476   $134,215
                                                                                      ========   ========





                             THERMOLASE CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3, October 3,
(In thousands except share amounts)                                                       1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Accounts payable                                                                    $   1,893   $  3,221
 Accrued payroll and employee benefits                                                   1,090      1,633
 Accrued restructuring costs (Note 5)                                                   23,148      5,153
 Customer deposits                                                                         488        820
 Other accrued expenses                                                                  5,898      5,141
 Due to parent company and affiliated companies                                          4,038      3,200
                                                                                     ---------  ---------

                                                                                        36,555     19,168
                                                                                     ---------  ---------

Long-term Obligations:
 4 3/8% Subordinated convertible debentures (includes $8,225                           115,000    115,000
   and $4,500 of related-party debt)
 Other                                                                                       -         66
                                                                                     ---------  ---------

                                                                                       115,000    115,066
                                                                                     ---------  ---------

Deferred Lease Liability                                                                   195      1,172
                                                                                     ---------  ---------

Common Stock Subject to Redemption                                                      40,500     40,500
                                                                                     ---------  ---------

Shareholders' Investment:
 Common stock, $.01 par value, 100,000,000 shares authorized;                              408        408
   40,829,132 shares issued
 Capital in excess of par value                                                         35,640     36,279
 Accumulated deficit                                                                  (148,288)   (57,107)
 Treasury stock at cost, 1,481,136 and 1,531,025 shares                                (20,534)   (21,271)
                                                                                     ---------  ---------

                                                                                      (132,774)   (41,691)
                                                                                     ---------  ---------

                                                                                     $  59,476  $ 134,215
                                                                                     =========  =========












The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Revenues:
 Product revenues                                                                     $  7,765    $ 5,248
 Service revenues                                                                        3,259      3,695
                                                                                      --------   --------

                                                                                        11,024      8,943
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of product revenues (Note 5)                                                       9,418      3,609
 Cost of service revenues                                                                7,038      5,215
 Selling, general, and administrative expenses (Note 5)                                  5,675      5,470
 Research and development expenses                                                         316        743
 Restructuring and nonrecurring costs (Note 5)                                          60,326      1,917
                                                                                      --------   --------

                                                                                        82,773     16,954
                                                                                      --------   --------

Operating Loss                                                                         (71,749)    (8,011)

Interest Income                                                                            504      1,056
Interest Expense (includes $50 to related party in fiscal 1999)                         (1,340)    (1,338)
Equity in Losses of Joint Ventures                                                           -        (85)
Other Expense (Note 5)                                                                  (3,399)         -
                                                                                      --------   --------

Loss Before Income Taxes                                                               (75,984)    (8,378)
Income Tax (Provision) Benefit                                                             (60)        29
                                                                                      --------   --------

Net Loss                                                                              $(76,044)  $ (8,349)
                                                                                      ========   ========

Basic and Diluted Loss per Share (Note 3)                                             $  (1.93)  $   (.22)
                                                                                      ========   ========

Basic and Diluted Weighted Average Shares (Note 3)                                      39,348     38,381
                                                                                      ========   ========














The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Product revenues                                                                     $ 20,375    $16,850
 Service revenues                                                                       10,010     13,634
                                                                                      --------   --------

                                                                                        30,385     30,484
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of product revenues (Note 5)                                                      18,012     11,598
 Cost of service revenues                                                               21,709     16,676
 Selling, general, and administrative expenses (Note 5)                                 14,202     16,320
 Research and development expenses                                                       1,289      2,565
 Restructuring and nonrecurring costs (Note 5)                                          60,326      1,917
                                                                                      --------   --------

                                                                                       115,538     49,076
                                                                                      --------   --------

Operating Loss                                                                         (85,153)   (18,592)

Interest Income                                                                          1,747      3,622
Interest Expense (includes $148 to related party in fiscal 1999)                        (4,020)    (4,004)
Equity in Losses of Joint Ventures                                                        (200)      (905)
Other Expense (Note 5)                                                                  (3,399)         -
                                                                                      --------   --------

Loss Before Income Taxes                                                               (91,025)   (19,879)
Income Tax (Provision) Benefit                                                            (156)       959
                                                                                      --------   --------

Net Loss                                                                              $(91,181)  $(18,920)
                                                                                      ========   ========

Basic and Diluted Loss per Share (Note 3)                                             $ (2.32)   $   (.49)
                                                                                      ========   ========

Basic and Diluted Weighted Average Shares (Note 3)                                      39,337     38,281
                                                                                      ========   ========














The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Operating Activities:
 Net loss                                                                             $(91,181)  $(18,920)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                         5,666      5,272
   Provision for losses on accounts receivable                                           1,835        108
   Increase in prepaid income taxes                                                          -     (1,092)
   Increase in deferred lease liability                                                     62         17
   Equity in losses of joint ventures                                                      200        905
   Noncash restructuring costs (Note 5)                                                 36,994      1,917
   Other noncash items                                                                   5,075          -
   Changes in current accounts, excluding the effects of acquisition and dispositions:
       Accounts receivable                                                              (2,642)     1,634
       Inventories                                                                       1,103     (1,092)
       Other current assets                                                               (313)       418
       Accounts payable                                                                 (1,189)    (2,252)
       Other current liabilities                                                        22,342     (2,522)
                                                                                      --------    -------

        Net cash used in operating activities                                          (22,048)   (15,607)
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net (Note 7)                                                   (28,459)         -
 Acquisition, net of cash acquired                                                           -     (4,180)
 Purchases of available-for-sale investments                                                 -     (4,000)
 Proceeds from maturities of available-for-sale investments                              3,072      8,400
 Purchases of property and equipment                                                    (4,964)    (3,564)
 Proceeds from sale of equipment                                                         1,291          -
 Advance under a note receivable from related-party                                          -     (1,667)
 Increase in other assets                                                                    -       (664)
                                                                                      --------    -------

        Net cash used in investing activities                                          (29,060)    (5,675)
                                                                                      --------    -------

Financing Activities:
 Purchases of Company common stock                                                           -     (8,806)
 Net proceeds from issuance of Company common stock                                        123        502
 Payment of withholding taxes related to stock option exercises                            (25)      (667)
 Other                                                                                     (18)         -
                                                                                      --------    -------

        Net cash provided by (used in) financing activities                                 80     (8,971)
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                  (51,028)   (30,253)
Cash and Cash Equivalents at Beginning of Period                                        52,831     87,843
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $  1,803    $57,590
                                                                                      ========    =======




                             THERMOLASE CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Noncash Activities:
 Fair value of assets of acquired company                                             $      -    $17,128
 Issuance of Company common stock for acquired company                                       -     (7,975)
 Cash paid for acquired company                                                              -     (4,180)
                                                                                      --------    -------

   Liabilities assumed of acquired company                                            $      -    $ 4,973
                                                                                      ========    =======






































The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and nine-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the nine-month periods ended July 3, 1999, and July
4, 1998. The Company's results of operations for the nine-month periods ended
July 3, 1999, and July 4, 1998, include 39 weeks and 40 weeks, respectively.
Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income."
This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including unrealized net of tax gains and losses on available-for-sale investments. During the third quarter of fiscal 1999 and 1998, the Company had a comprehensive loss of $76,044,000 and $8,354,000, respectively. During the first nine months of fiscal 1999 and 1998, the Company had a comprehensive loss of $91,181,000 and $18,908,000, respectively.

3.    Loss per Share

      Basic loss per share has been computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted loss per share does not differ from basic loss per share because the effect of assuming the conversion of convertible debentures and the elimination of the related interest expense, the exercise of stock options, and the effect of redeemable common stock would be antidilutive, due to the Company's net loss in the periods presented. As of July 3, 1999, there were outstanding options to purchase 2,055,000 shares of Company common stock at prices ranging from $1.75 to $29.38 per share, and the Company had outstanding $115,000,000 principal amount of 4 3/8% subordinated convertible debentures, convertible at $17.385 per share.

4.     Related-party Transaction

      During the third quarter of fiscal 1999 and 1998, and the first nine months of fiscal 1999 and 1998, the Company purchased laser systems, components, and related services from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation (the Company's parent), at an aggregate cost of $961,000 and $922,000, and $2,616,000 and $2,590,000, respectively.




4.     Restructuring and Related Costs and Sale of Spas

Restructuring and Related Costs

      During fiscal 1998, the Company initiated certain restructuring activities, including the announced closure of three domestic spas and the termination of a joint venture that operated its spa in France. Two of the domestic spas were closed during the first quarter of fiscal 1999. The Company closed the third spa, as well as two additional spas, in the third quarter of fiscal 1999. Also during the third quarter of fiscal 1999, the Company sold its remaining nine day spas, as well as the stock in its destination spa, The
Greenhouse Spa, Inc. In connection with the sale and closures announced in fiscal 1999, as well as other actions, the Company recorded restructuring and related costs of $67.7 million during the third quarter of fiscal 1999, including restructuring costs of $60.3 million, an investment write-down of $3.4 million, inventory provisions of $2.3 million, and provisions for uncollectible accounts receivable of $1.7 million. The restructuring costs include a $19.9 million loss on the sale of the spa businesses, discussed below; $17.4 million for the write-off of leasehold improvements and equipment pertaining to the hair-removal business; $11.7 million for ongoing lease obligations, net of assumed sublease income; $10.0 million of estimated costs to terminate certain other obligations related to the Company's hair-removal business; $0.4 million for losses on laser purchase commitments; $0.3 million for the write-downs of investments in international joint ventures; and $0.4 million for other related costs. In addition, restructuring costs include $0.2 million of severance costs for approximately 14 employees across all functions, 9 of whom were terminated during the third quarter of fiscal 1999.

      Provisions for severance and leases were accounted for in accordance with Emerging Issues Task Force 94-3. The inventory provisions are included in cost of sales, the provisions for uncollectible accounts receivable are included in selling, general, and administrative expenses, and the investment write-down is included in other expense in the accompanying statement of operations. The inventory provisions were for certain branded product lines at the Company's
Creative Beauty Innovations, Inc. subsidiary that have been discontinued and the investment write-down was to reduce the carrying value of the Company's investment in a privately held company to its estimated disposal value. A summary of the changes in accrued restructuring costs is as follows:

                                                   Abandonment      Contract
                                                     of Excess   Termination
(In thousands)                        Severance     Facilities         Costs          Other          Total
--------------------------------- -------------- -------------- ------------- -------------- --------------

Balance at October 3, 1998              $   412        $ 2,399        $2,299        $    43        $ 5,153
 Provision charged to expense               157         11,728        10,400              -         22,285
 Usage                                     (365)        (1,713)       (2,173)           (39)        (4,290)
                                        -------        -------        ------        -------        -------

Balance at July 3, 1999                 $   204        $12,414        $10,526       $     4        $23,148
                                        =======        =======        =======       =======        =======

      Of the total restructuring costs accrued as of July 3, 1999, the Company expects to pay $13.9 million during the remainder of calendar 1999, $2.5 million in calendar 2000, and $6.7 million in calendar 2001 and thereafter.

Sale of Spas

      In June 1999, the Company sold the stock of its destination spa, The
Greenhouse Spa, Inc., and the assets, subject to certain liabilities, of its domestic day spas to companies in which the former president of its day spa division has a controlling interest. The aggregate sales price of $12.5 million consists of two promissory notes which bear interest at 10% and are due in June
2000, subject to a six-month extension period that is contingent upon, among other conditions, payment of $4.0 million of the outstanding balance on the promissory note relating to the sale of The Greenhouse Spa, Inc. Accordingly, in the accompanying fiscal 1999 balance sheet, notes receivable of $4.0 million has been included in accounts receivable and the balance, which has been recorded at its estimated fair value, is




4.     Restructuring and Related Costs and Sale of Spas (continued)

classified as long-term and is included in other assets. The Company recorded a loss of $19.9 million on the sale of spa business during the third quarter of fiscal 1999. Unaudited revenues and operating losses before restructuring costs of the spa business were $8.9 million and $19.2 million, respectively, for the first nine months of fiscal 1999, and $10.1 million and $14.1 million, respectively, for fiscal 1998.

4.     Proposed Reorganization

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company.
Under this plan, the Company would be merged into Thermo Electron. As a result, the Company would become a wholly owned subsidiary of Thermo Electron. The public shareholders of the Company would receive common stock in Thermo Electron in exchange for their shares. This proposal is subject to numerous conditions, including establishment of a price and exchange ratio, confirmation of anticipated tax consequences, receipt of a fairness opinion from an investment banking firm, approval by the board of directors of the Company (including its independent directors), negotiation and execution of a definitive merger agreement, and completion of review by the Securities and Exchange Commission of certain required filings regarding the proposed transaction.

7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

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

Overview

      The Company has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. The Company opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and opened its fourteenth spa in October 1997. In May 1998, the Company received clearance


Overview (continued)

from the FDA to market cosmetic skin-resurfacing services using the same laser as the Company's hair-removal system. In this process, the laser's energy reacts with an activating lotion, creating heat and mechanical energy that remove the tough outer layer of dead skin. The treatment, known as the SoftLight Laser
Peel, was being offered at all of the Company's day spa locations, as well as through participating physician licensees.

      In June 1996, the Company commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal procedure. The Company also provides the licensees with the lasers and lotion that are necessary to perform the service. In June 1998, the Company began to offer the SoftLight Laser Peel procedure through its spas and other licensees.

        During the second quarter of fiscal 1998, the Company began to experience a decrease in revenues from its hair-removal services. In response to this trend and in an attempt to establish price points and other conditions designed to increase demand and revenues, in April 1998 the Company significantly reduced treatment prices at its spa locations and modified the terms and conditions offered to licensees. Under the terms of the modified licenses, per-procedure royalties were reduced or eliminated and a minimum royalty and/or flat periodic fee requirement was introduced. In fiscal 1999, the Company began offering licensees the opportunity to purchase or lease SoftLight lasers in lieu of paying ongoing license fees.

      Beginning in January 1996, the Company sought to market the SoftLight system internationally through joint ventures and other licensing arrangements.
The Company liquidated its joint venture relating to the SoftLight system in France in the fourth quarter of 1998 and has terminated its licensing arrangements in various other countries.

      In connection with its acquisition of The Greenhouse Spa, Inc. in June
1998, a full-service, luxury, destination spa, the Company converted 11 domestic
Spa Thiras to Greenhouse day spas, which, in addition to hair-removal and skin-resurfacing services, offer more traditional day-spa services, such as massages and facials. Following conversion of the facilities to Greenhouse day spas, significant losses continued and during fiscal 1998, the Company initiated certain restructuring actions, including the announced closure of three of its domestic day spas and the termination of a joint venture that operated its spa in France. The Company closed two of the domestic day spas in November 1998 and the third spa, as well as two additional spas, were closed in the third quarter of fiscal 1999. In May 1999, the Company announced additional plans to undertake a broad-scale restructuring of its business. As part of the restructuring plan, the Company has decided to exit the spa business and as a result, sold The
Greenhouse Spa, Inc. located in Arlington, Texas, and the remaining nine
Greenhouse day spas. In addition, the Company has begun terminating certain of its remaining international joint venture arrangements and the licensing program as well as discontinuing certain branded product lines at the Company's Creative
Beauty Innovations, Inc. (CBI) subsidiary (Note 5). The Company expects to complete its restructuring plan by the end of calendar 1999 (Note 5).

      The Company also manufactures and markets skin-care, bath, and body products, and markets dietary supplements through its CBI subsidiary, which also manufactures the lotion used in the SoftLight hair-removal and skin-resurfacing processes.

Results of Operations

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998

      Revenues increased to $11.0 million in the third quarter of fiscal 1999 from $8.9 million in the third quarter of fiscal 1998. The Company earned service revenues of $3.3 million in fiscal 1999, compared with $3.7 million in fiscal 1998. Revenues from the Company's licensing program decreased in fiscal
1999, compared with fiscal 1998, due to a reduction in the number of participating licensees, a reduction in royalty rates and other changes to the financial terms of the licenses, and a decrease in the number of one-time fees from new licensees. During the third quarter of fiscal


Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998 (continued)

1999, the Company began to terminate its licensing program, and therefore, will eventually no longer earn monthly royalties from licensees. Spa revenues decreased primarily due to the closure of the Company's LaJolla and Miami spas during the first quarter of fiscal 1999 and reduced demand. These decreases in revenues were offset in part by the inclusion of $0.9 million in revenue from The Greenhouse Spa, Inc., acquired June 1998. In June 1999, the Company sold The
Greenhouse Spa, Inc. and the nine remaining Greenhouse day spas (Note 5).

      The Company earned product revenues of $7.8 million in the third quarter of fiscal 1999, compared with $5.2 million in the third quarter of fiscal 1998.
Product revenues include sales by CBI, and in the fiscal 1999 period, beauty product sales at the Company's spas and lasers sold in international and domestic markets. As a result of the sale of the spa business in June 1999
(Note 5), the Company no longer sells its beauty products at the spas. Revenues at CBI increased to $6.4 million in the third quarter of fiscal 1999 from $5.2 million in the third quarter of fiscal 1998, primarily due to increased demand for its custom products. Product revenues also increased due to the introduction of sales of SoftLight lasers in fiscal 1999.

      The gross profit margin decreased to negative 49% in the third quarter of fiscal 1999 from a gross profit of 1% in the third quarter of fiscal 1998. The
Company's service revenues had a negative gross profit of $3.8 million in fiscal
1999, compared with a negative gross profit of $1.5 million in fiscal 1998. This decrease in gross profit was primarily due to increased overhead costs as a result of the assembly of a management team to oversee the spa operations prior to the Company's decision to sell the spa business. To a lesser extent, the gross profit margin decreased due to an increase in spa-specific marketing and advertising expenses related to the Company's conversion of its existing spas to Greenhouse day spas prior to their sale. The gross profit margin at CBI decreased to negative 13% in the third quarter of fiscal 1999 from 31% in the third quarter of fiscal 1998, primarily due to the write-off of inventory related to exiting certain branded product lines (Note 5) and, to a lesser extent, changes in product mix.

      Selling, general, and administrative expenses increased to $5.7 million in the third quarter of fiscal 1999 from $5.5 million in the third quarter of fiscal 1998, primarily due to a $1.7 million provision for uncollectible accounts receivable (Note 5), principally for accounts receivable from parties with whom the Company is terminating business relationships. This increase was substantially offset by the ongoing cost-reduction efforts implemented by the Company during the second half of fiscal 1998.

      Research and development expenses decreased to $0.3 million in the third quarter of fiscal 1999 from $0.7 million in the third quarter of fiscal 1998, primarily due to a reduction in the number of outside testing facilities and consultants used by the Company, as well as a reduction in payroll costs.

      During the third quarter of fiscal 1999, the Company undertook certain restructuring actions, including the sale of The Greenhouse Spa, Inc. and the remaining nine day spas, as well as other actions. As a result, the Company recorded restructuring and nonrecurring costs of $60.3 million (Note 5).

      Interest income decreased to $0.5 million in the third quarter of fiscal
1999 from $1.1 million in the third quarter of fiscal 1998, primarily due to lower average invested balances. Interest expense was $1.3 million in both periods.

      Other expense in the third quarter of fiscal 1999 relates to the write-down of an investment recorded in connection with certain restructuring actions (Note 5).

First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998

      Revenues were $30.4 million and $30.5 million in the first nine months of fiscal 1999 and 1998, respectively. The Company earned service revenues of $10.0 million in fiscal 1999, compared with $13.6 million in fiscal 1998.
International revenues decreased due to a decline in minimum guaranteed payments recorded upon granting technology rights under international licensing arrangements. Revenues from the Company's licensing program


First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998 (continued)

decreased in fiscal 1999, compared with fiscal 1998, due to the reasons discussed in the results of operations for the third quarter. Spa revenues decreased primarily due to reduced demand and price reductions at the Company's spas in fiscal 1999, compared with fiscal 1998, as well as the closure of the Company's LaJolla and Miami spas during the first quarter of fiscal 1999. These decreases in revenues were offset in part by the inclusion of $2.8 million in revenues from The Greenhouse Spa, Inc., acquired in June 1998.

      The Company earned product revenues of $20.4 million in the first nine months of fiscal 1999, compared with $16.9 million in the first nine months of fiscal 1998. Product revenues include sales by CBI, and in the fiscal 1999 period, beauty product sales at the Company's spas and laser sales. Revenues at CBI increased to $17.4 million in the first nine months of fiscal 1999 from $16.9 million in the first nine months of fiscal 1998, primarily due to increased demand for its custom products. Product revenues also increased due to the introduction of sales of SoftLight lasers in fiscal 1999, as well as an increase in sales of beauty products at the spas.

      The gross profit margin decreased to negative 31% in the first nine months of fiscal 1999 from 7% in the first nine months of fiscal 1998. The Company's service revenues had a negative gross profit of $11.7 million in fiscal 1999, compared with a negative gross profit of $3.0 million in fiscal 1998. This decrease in gross profit was primarily due to the reasons discussed in the results of operations for the third quarter, as well as a decrease in higher-margin minimum guaranteed payments relating to international licensing arrangements and initial sign-up fees relating to the licensing program. The gross profit margin at CBI decreased to 13% in fiscal 1999 from 31% in fiscal
1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Selling, general, and administrative expenses decreased to $14.2 million in the first nine months of fiscal 1999 from $16.3 million in the first nine months of fiscal 1998, primarily due to ongoing cost reduction efforts implemented by the Company during the second half of fiscal 1998. This decrease was offset in part by a $1.7 million provision for uncollectible accounts receivable discussed in the results of operations for the third quarter.

      Research and development expenses decreased to $1.3 million in the first nine months of fiscal 1999 from $2.6 million in the first nine months of fiscal
1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Interest income decreased to $1.7 million in the first nine months of fiscal 1999 from $3.6 million in the first nine months of fiscal 1998, primarily due to lower average invested balances. Interest expense was $4.0 million in both periods.

      Equity in losses of joint ventures in the accompanying statement of operations represents the Company's proportionate share of losses from its international joint ventures.

Liquidity and Capital Resources

      Consolidated working capital was $5.9 million at July 3, 1999, compared with $48.6 million at October 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $1.8 million at July 3, 1999, compared with $55.9 million at October 3, 1998. In addition, as of July 3,
1999, the Company had $28.5 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 7), which became effective June 1, 1999, amounts invested were included in cash and cash equivalents. Operating activities used $22.0 million of cash during the first nine months of fiscal
1999. Cash was used primarily to fund the Company's loss, excluding noncash items, as well as an increase in accounts receivable, which used $2.6 million of cash, primarily due to an increase in international activity and, to a lesser extent, an increase in revenues at CBI. Cash of $22.3 million was provided by an increase in other current


Liquidity and Capital Resources (continued)

liabilities, primarily due to restructuring costs recorded during the third quarter of fiscal 1999, which were not paid as of July 3, 1999. Of the total restructuring costs accrued as of July 3, 1999, the Company expects to pay $13.9 million during the remainder of calendar 1999, $2.5 million in calendar 2000, and $6.7 million in calendar 2001 and thereafter.

      Excluding available-for-sale investment and advance to affiliate activity, the Company's primary investing activity in the first nine months of fiscal 1999 consisted primarily of $5.0 million for purchases of property and equipment, including the purchase of laser systems and components from Trex Medical
Corporation, a majority-owned subsidiary of ThermoTrex Corporation (the
Company's parent).

      The Company has an obligation to pay $40.5 million, in the aggregate, to the holders of redemption rights if all of the holders thereof exercise their redemption rights in April 2001 when such rights become exercisable. The Company does not have sufficient funds to satisfy these obligations and the exercise of the redemption rights would have a material adverse effect on the Company's liquidity and financial position.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company would be merged into Thermo Electron. As a result, the Company would become a wholly owned subsidiary of Thermo Electron (Note 6).

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems and operations. The Company's year
2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, vendors, and customers; and (iii) developing contingency plans.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has been substantially completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its utility and telecommunications systems at its non-information technology systems. The Company is currently in phase two of its program, during which any material noncompliant systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its noncompliant information technology systems. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. For example, the Company had planned to upgrade its spa point-of-sale system with a new point-of-sale system for efficiency and other reasons unrelated to year 2000 compliance. As a result of a decision to exit this business, this upgrade will not be made. The Company believes that all of its material information technology systems and critical non-information technology systems are now year 2000 compliant.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially


Year 2000 (continued)

disrupted by the year 2000 issue. The Company will follow-up with significant suppliers and vendors that have not responded to the Company's questionnaires.
The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by September 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing alternative suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by October 1999.

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

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

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

(b)   Reports on Form 8-K

      On May 25, 1999, the Company filed a Current Report on Form 8-K, dated as of May 24, 1999, with respect to (i) a proposed merger of the Company and Thermo
Electron Corporation, and (ii) pretax restructuring and other charges taken by the Registrant.

      On July 12, 1999, the Company filed a Current Report on Form 8-K, dated as of June 27, 1999, with respect to the disposition of the Company's spa business.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 1999.

                                                          THERMOLASE CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number  Description of Exhibit

10.1 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo
               Electron Corporation.

10.2           Amended and Restated Directors Stock Option Plan of the Registrant.

10.3 Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

10.4           Amended and Restated Equity Incentive Plan of the Registrant.

10.5           Amended and Restated Nonqualified Stock Option Plan of the Registrant.

27             Financial Data Schedule.


