Form 10-K
period 1999-10-02
THERMOLASE CORP
filed 1999-12-23
CIK 901416

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
              ----------------------------------------------------

                                  FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended October 2, 1999

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

       Registrant's telephone number, including area code: (781) 622-1000

       Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of exchange on which registered
  ------------------------------    ------------------------------------
  Common Stock, $.01 par value      American Stock Exchange
  Units (each unit consisting of
  one share of common stock
  and one redemption right)         American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 29, 1999, was approximately $10,699,000.

As of October 29, 1999, the Registrant had 39,347,996 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 2, 1999, are incorporated by reference into Parts I and II.

                                PART I
Item 1.  Business

(a)   General Development of Business

      ThermoLase Corporation, which we also refer to as "the company" or the "registrant," operates in two business segments: Hair-removal and Related Activities (Hair Removal) and Health and Beauty Products. The company's Hair Removal segment has developed SoftLight(R), a proprietary system for the removal of unwanted hair. In April 1995, we received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using this system and, in May 1998, the FDA cleared our SoftLight Laser Peel for skin-resurfacing. Due to the company's continuing losses, in fiscal 1999*, we decided to substantially exit this business, as discussed below.

      Our Creative Beauty Innovations, Inc. (CBI) subsidiary represents the Health and Beauty Products segment, which manufactures and markets skin-care, bath, and body products, and markets dietary supplements.

Hair-removal and Related Activities

Spas

      To provide our laser-based hair-removal and skin-resurfacing services, ThermoLase developed a network of 14 high-end day spas, originally called Spa Thira. In June 1998, the company acquired The Greenhouse Spa, Inc., a destination spa located in Arlington, Texas. During fiscal 1998, the company announced the closure of three of the day spas and converted the other 11 into full-service day spas that were operated under The Greenhouse Spa name. In addition to hair-removal and skin-resurfacing services, these spas offered more traditional day spa services such as massages and facials. During the third quarter of fiscal 1999, ThermoLase closed two additional spas and sold the nine remaining day spas, as well as The Greenhouse Spa, Inc. In connection with the sale and closures announced in fiscal 1999, as well as other actions, the company recorded restructuring and related costs of $67.7 million.

Licensing Programs

      In June 1996, ThermoLase began a program to license the SoftLight technology to physicians and others who wanted to offer SoftLight as part of their practices. Through these arrangements, we received a per-procedure or minimum royalty and/or a flat periodic fee. The company also entered into a variety of joint ventures and licensing agreements to bring the technology to international markets. During fiscal 1998, we closed the spa in France, which operated under a joint venture agreement, and during fiscal 1999, we terminated or renegotiated the terms of the remaining international licensing arrangements to minimize our ongoing management, maintenance, and service obligations. In fiscal 1999, the company offered licensees the opportunity to purchase or lease SoftLight lasers in lieu of paying ongoing licensing fees.

      We purchased our SoftLight laser systems and components from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation, at an aggregate cost of $3,414,000 in fiscal 1999, $2,902,000 in fiscal 1998, and $11,390,000 in fiscal 1997.







-----------------
* References to fiscal 1999, 1998, and 1997, in this document are for the years ended October 2, 1999, October 3, 1998, and September 27, 1997, respectively.

Proposed Reorganization

      In fiscal 1999, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the company. In December 1999, the boards of directors of the company and Thermo Electron approved a definitive plan of merger under which Thermo Electron would acquire all of the outstanding shares of company common stock (other than shares held by Thermo Electron or ThermoTrex) in exchange for Thermo Electron common stock. As a result, the company would become a wholly owned subsidiary of Thermo Electron. The terms of the exchange, and certain conditions as to which the completion of the merger is subject to, are outlined in Note 14 to Consolidated Financial Statements in our Fiscal 1999 Annual Report to Shareholders. This information is incorporated in this document by reference.

Stock Ownership

      On October 2, 1999, our parent company, ThermoTrex owned 27,960,996 shares of our common stock, representing 71% of ThermoLase's outstanding shares on that date. ThermoTrex is a majority-owned public subsidiary of Thermo Electron. In addition to the products and services that ThermoLase offers, ThermoTrex, through its majority-owned and wholly owned subsidiaries, manufactures mammography and other specialized and general-purpose X-ray equipment, as well as dental imaging systems. ThermoTrex also conducts advanced-technology research in communications, avionics, X-ray detection, signal processing, and lasers. On October 2, 1999, Thermo Electron owned 5,473,935 shares of ThermoLase's common stock, representing 14% of our outstanding stock on that date. During fiscal 1999, Thermo Electron purchased 1,233,200 shares of ThermoLase's common stock in the open market for $5,117,000, and 1,620,127 units for $28,572,000. These units represent one share of company common stock and one redemption right, which entitles the holder to sell the related share of common stock to the company for $20.25 during the period from April 3, 2001, through April 30, 2001. As of October 2, 1999, Thermo Electron owned 1,620,127 units, representing 81% of our outstanding units on that date. Thermo Electron is a leading provider of analytical and monitoring instruments, used in everything from life sciences research to food and beverage production, and a recognized leader in heart-assist devices, respiratory-care equipment, neurodiagnostics, and mammography systems. In addition, Thermo Electron develops and operates power plants, offers a range of environmental consulting and resource management services, is a major producer of paper-recycling equipment, provides water-clarification and fiber-recovery products and services, and conducts a broad range of advanced technology R&D.

Forward-looking Statements

      We make forward-looking statements throughout this document. We typically use the words "believe," "anticipate," "plan," "expect," "seek," "estimate," and similar expressions to identify forward-looking statements. Unless a passage describes an historical event, you should consider it to be a forward-looking statement. As you make decisions about your investments in ThermoLase, we caution you, in keeping with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, that forward-looking statements regarding the company's future expectations and projections are not guarantees of future performance. They involve risks, uncertainties, and assumptions, and many of the factors that will determine the company's future results are beyond our ability to control or predict. Therefore, our actual results may differ significantly from those suggested by forward-looking statements. You can find these risk factors detailed under the heading "Forward-looking Statements" immediately following the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 1999 Annual Report to Shareholders, which is incorporated in this document by reference.

(b)   Financial Information About Segments

      Financial information concerning the company's segments is summarized in
Note 12 to Consolidated Financial Statements in our Fiscal 1999 Annual Report to Shareholders. This information is incorporated in this document by reference.

(c)   Description of Business

      (i)   Principal Products and Services

Health and Beauty Products

      CBI has built its reputation as a manufacturer of private-label and custom-designed personal-care products by combining European herbalist traditions with botanical-based technology. CBI develops, manufactures, and packages most of its products, which include shampoos, lotions, shower creams, bath salts, and facial treatments. It does not manufacture packaging materials, such as containers and boxes, but contracts with third parties for these supplies. During fiscal 1998, CBI began to diversify from being primarily a private-label manufacturer to marketing products under its own brand names. During fiscal 1999, CBI discontinued certain branded product lines. CBI sales accounted for 64% of our total revenue in fiscal 1999, 57% in fiscal 1998, and 53% in fiscal 1997.

      (ii) New Products

      During fiscal 1999, ThermoLase submitted a 510k application with the FDA to use its lasers for tattoo removal.

      (iii)Raw Materials

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

      (v)  Seasonal Influences

      Wholesale sales of CBI's products decrease, while retail sales increase, during the December holiday season.

      (vi) Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

      (vii)Dependency on a Single Customer

      No single customer accounted for more than 10% of our total revenue in fiscal 1999.

      (viii)Backlog

      Our backlog of firm orders at the Health and Beauty Products segment was $4,537,000 at October 2, 1999, compared with $4,116,000 at October 3, 1998. We anticipate that substantially all of our fiscal 1999 backlog will be shipped or completed during fiscal 2000.

      (ix) Government Contracts

      Not applicable.

      (x)  Competition

      The professional skin-care, bath, and body product, and dietary supplement markets are highly competitive and fragmented, with no single competitor dominating the market. Many small manufacturers, as well as divisions of larger companies, may have substantially greater financial, marketing, and research and development resources than ThermoLase. CBI competes primarily on the basis of quality and price.

      (xi) Research and Development

      We spent $1,519,000 on research and development in fiscal 1999, $3,028,000 in fiscal 1998, and $5,704,000 in fiscal 1997. Research and development funds supported development of our SoftLight Laser Peel and CBI's branded product lines.

      (xii)Environmental Protection Regulations

      We believe that compliance with federal, state, and local environmental regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

      (xiii)Number of Employees

      As of October 2, 1999, ThermoLase employed 211 people.

(d)   Financial Information about Exports by Domestic Operations

      Not applicable.

(e)   Executive Officers of the Registrant

        Name                Age   Present Title (Fiscal Year First Became
                                  Executive Officer)
        ------------------  ---   --------------------------------------------

        Gerald Feldman      49    President and Chief Executive Officer (1998)
        Theo Melas-Kyriazi  40    Chief Financial Officer (1999)
        Richard E. Weitzel  51    Vice President, Marketing (1998)
        Paul F. Kelleher    57    Chief Accounting Officer (1992)

      Each executive officer serves until his successor is chosen or appointed by the board of directors and qualified, or until earlier resignation, death, or removal. Mr. Feldman has been president and chief executive officer of the company since August 1998. He came to ThermoLase from International Technidyne Corporation (ITC), a maker of near-patient, whole-blood coagulation testing equipment and related disposables, where he served as president since 1987. ITC has been a Thermo Electron company since 1991. Mr. Melas-Kyriazi was appointed chief financial officer of the company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as assistant treasurer, and became treasurer in 1988. He was named president and chief executive officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994, a position he held until becoming vice president of corporate strategy for Thermo Electron in 1998. Mr. Melas-Kyriazi remains a vice president of Thermo Electron. Mr. Weitzel was appointed vice president, marketing in 1998. Prior to joining ThermoLase, Mr. Weitzel was employed at Arthur Andersen LLP, where he served as the director of business development. Prior to joining Arthur Andersen in 1998, he served as the vice president of marketing for various companies from 1995 through 1998. From 1989 to 1994, Mr. Weitzel served as president and chief operating officer of CITATION Professional Services, Inc. Mr. Kelleher has held comparable positions for at least five years with Thermo Electron. Mr. Melas-Kyriazi and Mr. Kelleher are full-time employees of Thermo Electron, but they devote as much time to the affairs of the company as is reasonably required.

Item 2.  Properties

      The Health and Beauty Products segment occupies approximately 201,000 square feet of office and manufacturing space in Carrollton, Texas, under a lease expiring in 2004. We believe that this facility is in good condition and is suitable and adequate to meet our current needs.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated in this document by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated in this document by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated in this document by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's Fiscal 1999 Annual Report to Shareholders and are incorporated in this document by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

      Set forth below are the names of the directors; their ages; their offices in the company, if any; their principal occupation or employment for the past five years; the length of their tenure as directors; and the names of other public companies in which such persons hold directorships.

----------------------------------------------------------------------------------------------------------
Carliss Y. Baldwin     Dr. Baldwin, 49, has been a director of the company since June 1994.  She has been the William L. White Professor of Business Administration, Harvard Business
                       School, since 1988.
----------------------------------------------------------------------------------------------------------
I. MacAllister Booth   Mr. Booth, 67, has been a director of the company since June 1999. He was president, chairman, and chief executive officer of Polaroid Corporation, a manufacturer of instant and digital imaging and related products, from 1986 until
                       1995. He is also a director of John Hancock Mutual Life Insurance Company, State
                       Street Bank and State Street Holding Company, and Western Digital Corporation.
----------------------------------------------------------------------------------------------------------
Gerald Feldman         Mr. Feldman, 49, has been a director of the company since September 1998.  He has also served as the president and chief executive officer of the company since
                       August 1998.  Mr. Feldman has been the president of International Technidyne
                       Corporation, a wholly owned subsidiary of Thermo Cardiosystems Inc. (an indirect majority-owned subsidiary of Thermo Electron), since October 1987; and a director since September 1991.  International Technidyne develops, manufactures, and markets hemostasis management products.
----------------------------------------------------------------------------------------------------------
Elias P. Gyftopoulos   Dr. Gyftopoulos, 72, has been a director of the company since September 1994. He is Professor Emeritus of the Massachusetts Institute of Technology, where he was the Ford Professor of Mechanical Engineering and of Nuclear Engineering for more than 20 years until his retirement in 1996. He is also a director of Thermo
                       BioAnalysis Corporation, Thermo Cardiosystems, Thermo Electron, ThermoRetec
                       Corporation, Trex Medical, and Thermo Vision Corporation.
----------------------------------------------------------------------------------------------------------
John T. Keiser         Mr. Keiser, 63, has been a director of the company since September 1998.  He has been the chief operating officer, biomedical, of Thermo Electron, a provider of products and services in measurement instrumentation, biomedical devices, energy, resource recovery, and emerging technologies, since September 1998; and was a vice president from April 1997 until his promotion.  He has been the  president of Thermedics Inc. since March 1998, and was named chief executive officer in
                       December 1998.  He was a senior vice president of Thermedics from 1994 until his promotion to president.  Mr. Keiser has also been the president of Thermo
                       Electron's wholly owned biomedical group, a manufacturer of medical equipment and instruments, since 1994.  He is a director of Metrika Systems Corporation,
                       Thermedics, Thermedics Detection Inc., Thermo Cardiosystems, Thermo Sentron Inc.,
                       ThermoTrex, and Trex Medical.
----------------------------------------------------------------------------------------------------------
Paul F. Kelleher       Mr. Kelleher, 57, has been chief accounting officer of the company since its inception in December 1992, and a director since March 1994.  He has been senior vice president, finance and administration, of Thermo Electron since June 1997;
                       and served as its vice president, finance, from 1987 to
                       1997, and as its controller from 1982 to January 1996.
----------------------------------------------------------------------------------------------------------
Nicholas T. Zervas     Dr. Zervas, 70, has been a director of the company since its inception in
                       December 1992, and has been Chief of Neurological Service at Massachusetts
                       General Hospital since 1977.  Dr. Zervas is also a director of Thermedics, Thermo
                       Cardiosystems, and ThermoTrex.
----------------------------------------------------------------------------------------------------------

Executive Officers

      Reference is made to Item 1(e) - Executive Officers of the Registrant for information regarding the Executive Officers of the company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the company's directors, executive officers, and beneficial owners of more than 10% of the company's common stock (the Common Stock), such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1999, except in the following instances: Thermo Electron filed one Form 4 late reporting a total of 15 transactions, including one open market purchase of Units (each Unit consisting of one share of Common Stock and one redemption right) and 14 transactions associated with the cancellation and grant of options to purchase Common Stock granted to employees under its stock option program.

Item 11. Executive Compensation

Compensation of Directors

   Cash Compensation

      Outside directors receive an annual retainer of $2,000, a fee of $1,000 per day for attending regular meetings of the board of directors, and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Mr. Feldman, Mr. Keiser, and Mr. Kelleher are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the company for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

      The board of directors established a special committee (the Special Committee) consisting solely of outside directors for the purpose of evaluating the merits and negotiating the terms of the proposed transaction with Thermo Electron pursuant to which the company would be taken private. Dr. Baldwin and Mr. Booth were appointed as the members of the Special Committee.

      The members of the Special Committee receive a one-time retainer of $20,000, a fee of $1,000 per day for attending regular meetings of the Special Committee, and $500 per day for participating in meetings of the Special Committee held by means of conference telephone.

   Deferred Compensation Plan for Directors

      Under the company's deferred compensation plan for directors (the Deferred Compensation Plan), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies, or retires from his principal occupation. In the event of a change in control or proposed change in control of the company that is not approved by the board of directors, deferred amounts become payable immediately. Any of the following is deemed to be a change of control: (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors," which term is defined to include directors who were members of Thermo Electron's board on July 1, 1999, or who subsequent to that date were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization, or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 100,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of October 2, 1999, deferred units equal to approximately 3,435 full shares of Common Stock were accumulated for current directors under the Deferred Compensation Plan.

   Directors Stock Option Plan

      The company's directors stock option plan (the Directors Plan) provides for the grant of stock options to purchase shares of Common Stock of the company and its majority-owned subsidiaries to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of Common Stock annually. The annual grant is made at the close of business on the date of each Annual Meeting of the Stockholders of the company to each outside director then holding office. Options evidencing annual grants are immediately exercisable at any time from and after the grant date of the option and prior to the earliest to occur of (i) the expiration of the option on the third anniversary of the grant date; (ii) two years after the director ceases to serve as a director of the company; or (iii) the date of dissolution or liquidation of the company. Shares acquired upon exercise of the options are subject to repurchase by the company at the exercise price if the recipient ceases to serve as a director of the company or another Thermo Electron company prior to the first anniversary of the grant date.

      The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price paid per share by third parties in an arms-length transaction prior to the option grant. As of October 2, 1999, options to purchase 127,400 shares of Common Stock had been granted and were outstanding under the Directors Plan, 1,000 options had lapsed or been exercised, and options to purchase 273,600 shares of Common Stock were reserved and available for grant.

Stock Ownership Policies for Directors

      The human resources committee of the board of directors (the Committee) has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level within a three-year period. The chief executive officer of the company is required to comply with a separate stock holding policy established by the Committee, which is described below.

      In addition, the Committee has adopted a policy requiring directors to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax-withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described below.

Summary Compensation Table

      The following table summarizes compensation during the last three fiscal years for services to the company in all capacities awarded to, earned by, or paid to the company's chief executive officer and its other executive officers, whose total annual salary and bonus, as determined in accordance with the rules of the Securities and Exchange Commission, was greater than $100,000, and who were employed by the company as of the end of fiscal 1999. The table also includes information as to one executive who was not serving as an executive officer as of the end of fiscal 1999. These executive officers are together referred to as the "named executive officers."

      The company is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the company, in accordance with the Thermo Electron Corporate Charter (the Charter). The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the company's affairs is provided to the company under the Corporate Services Agreement (the Services Agreement) between the company and Thermo Electron. See
Item 13 - Certain Relationships and Related Transactions. Accordingly, the compensation for these individuals is not reported in the following table.

                                        Summary Compensation Table
-----------------------------------------------------------------------------------------------------------
                                                                   Long Term
                                                                Compensation    Securities
Name and Principal         Fiscal    Annual Compensation (1)      Restricted    Underlying       All Other
Position                     Year    Salary        Bonus (2) Stock Award (3)   Options (4) Compensation (5)
-----------------------------------------------------------------------------------------------------------

Gerald Feldman (6)          1999    $210,000             N/A   $224,975 (TMO)   27,800 (TMO)    $ 6,715
  President and Chief
  Executive Officer         1998    $ 35,000        $103,000                -   225,000(TLZ)    $ 5,625
                                                                                55,000 (TMO)
                                                                                45,000 (TKN)
-----------------------------------------------------------------------------------------------------------
Gina M. Goodrich (7)        1999    $ 99,828             N/A                -              -    $80,000 (8)
  Former Vice President,
  Licensees                 1998    $ 97,958        $ 20,250                -   27,400 (TLZ)    $ 4,874
-----------------------------------------------------------------------------------------------------------
Richard E. Weitzel (9)      1999    $104,423             N/A                -   20,000 (TLZ)          -
  Vice President, Marketing
-----------------------------------------------------------------------------------------------------------

(1) Annual compensation for the named executive officers is reviewed and determined on a calendar year basis, even though the company's fiscal year ends in September.
(2) Bonuses are generally determined and paid following the end of the calendar year based on performance during the calendar year in which the corporation's fiscal year end occurred. The bonus amount represents the bonus paid for performance during the calendar year in which the company's fiscal year-end occurred. As of the date hereof, bonuses for calendar 1999 have not yet been determined. The Committee expects to determine bonuses in March 2000 when audited financial statements of the company's parent company will be available.
(3) In fiscal 1999, Mr. Feldman was awarded 11,500 shares of restricted stock of Thermo Electron with a value of $224,975 on the grant date. The restricted stock awards vest 33%, 33%, and 34% on each of May 20, 2000, 2001, and 2002, respectively. Any dividends paid on restricted stock are entitled to be retained by the recipient without regard to vesting. At the end of fiscal 1999, Mr. Feldman held 11,500 shares of restricted stock with an aggregate value of $155,969.
(4) Options granted by the company are designated in the table as "TLZ." In addition, the named executive officers have also been granted options to purchase common stock of Thermo Electron and its majority-owned subsidiaries from time to time as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO) and ThermoTrex (designated in the table as TKN).
(5) Represents the amount of matching contributions made on behalf of the named executive officer participating in the Thermo Electron 401(k) Plan, except as noted.
(6) Mr. Feldman was appointed president and chief executive officer of the company on August 3, 1998. The salary reported for fiscal year 1998 represents the amount paid from the commencement of his employment through October 3, 1998.
(7) Ms. Goodrich was elected a vice president of the company on August 3, 1998. The salary reported for fiscal year 1998 represents compensation for the entire fiscal year. Ms. Goodrich resigned as a vice president of the company effective July 31, 1999.
(8) In addition to a $6,667 matching contribution referred to in footnote (5) in fiscal 1999, this amount includes a payment of $73,333 as part of a severance agreement.
(9) Mr. Weitzel was elected a vice president of the company on December 16, 1998. The salary reported for fiscal year 1999 represents the amount paid from the commencement of his employment through October 2, 1999.

Stock Options Granted During Fiscal 1999

      The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the company's named executive officers. It has not been the company's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.

                                       Option Grants in Fiscal 1999
----------------------------------------------------------------------------------------------------------
                                                                                      Potential Realizable
                             Number of Securities    Percent of                           Value at Assumed
                               Underlying Options Total Options                      Annual Rates of Stock
                          Granted and Company (1)    Granted to  Exercise           Price Appreciation for
                                                   Employees in Price Per Expiration       Option Term (2)
Name                                                Fiscal Year     Share       Date         5%        10%
----------------------------------------------------------------------------------------------------------

Gerald Feldman                       25,400 (TMO)      0.5% (3)    $17.06   12/02/03   $119,720   $264,549
                                      2,400 (TMO)     0.05% (3)    $14.81   09/22/04   $  9,820   $ 21,700
----------------------------------------------------------------------------------------------------------
Gina M. Goodrich                          -               -             -          -          -          -
----------------------------------------------------------------------------------------------------------
Richard E. Weitzel                   20,000 (TLZ)      9.6%        $ 4.41   12/16/05   $ 35,910  $  83,676
----------------------------------------------------------------------------------------------------------

(1) All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights lapse ratably over a one to five year period, depending on the option term, which in the present case is five to seven years, provided the optionee continues to be employed by the granting company or any other Thermo Electron company. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. See footnote (4) under Summary Compensation Table above for the company abbreviations used in this table.
(2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the applicable corporation, the optionee's continued employment through the option period, and the date on which the options are exercised.
(3) These options were granted under stock option plans maintained by Thermo Electron and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1999 and Fiscal Year-End Option Values

      The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the company's named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1999.

           Aggregated Option Exercises In Fiscal 1999 And Fiscal 1999 Year-End Option Values
--------------------------------------------------------------------------------------------------------
                                                                             Number of          Value of
                                                                           Unexercised       Unexercised
                                                 Shares              Options at Fiscal      In-the-Money
                                            Acquired on                       Year-End Options at Fiscal
                                               Exercise        Value     (Exercisable/          Year-End
                                                        Realized (2) Unexercisable)(1)     (Exercisable/
Name                          Company (1)                                                 Unexercisable)
--------------------------------------------------------------------------------------------------------

Gerald Feldman (3)                  (TLZ)             -             -       225,000  /-            $0 /-
                                    (TMO)             -             -        82,800  /-            $0 /-
                                    (TKN)             -             -        45,000  /-            $0 /-
--------------------------------------------------------------------------------------------------------
Gina M. Goodrich                    (TLZ)             -             -        10,750  /-            $0 /-
--------------------------------------------------------------------------------------------------------
Richard E. Weitzel                  (TLZ)             -             -        20,000  /-            $0 /-
--------------------------------------------------------------------------------------------------------

(1) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a four- to five-year period, depending on the option term, which may vary from five to seven years, provided that the optionee continues to be employed by the granting company or another Thermo Electron company. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. See footnote (4) under Summary Compensation Table above for the company abbreviations used in this table.
(2) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the named executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
(3) Mr. Feldman became president and chief executive officer of the company in August 1998. Prior to that date, he had been employed by International Technidyne, a wholly owned subsidiary of Thermo Cardiosystems, an indirect majority-owned subsidiary of Thermo Electron, and had been granted options to purchase shares of common stock of Thermo Electron and its subsidiaries, other than the company, as compensation for his services to Thermo Electron. These options are not reported in the table as they were granted as compensation for service to Thermo Electron companies other than the company.

Executive Retention Agreements

      Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual for "good reason", as those terms are defined therein, within 18 months thereafter. For purposes of these agreements, a change in control exists upon
(i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo

Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization, or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

      In 1998, Thermo Electron authorized an executive retention agreement with Mr. Feldman. This agreement provides that in the event Mr. Feldman's employment is terminated under the circumstances described above, he would be entitled to a lump sum payment equal to the sum of (a) one times his highest annual base salary in any 12-month period during the prior five-year period, plus (b) one times his highest annual bonus in any 12-month period during the prior five-year period. In addition, he would be provided benefits for a period of one year after such termination substantially equivalent to the benefits package he would have been otherwise entitled to receive if he was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options that he holds in Thermo Electron and its subsidiaries, including the company, as of the date of the change in control. Finally, Mr. Feldman would be entitled to a cash payment equal to $15,000, to be used toward outplacement services.

      Assuming that the severance benefits would have been payable as of October 2, 1999, the lump sum salary and bonus payment under such agreement to Mr. Feldman would have been approximately $313,000. In the event that payments under these agreements are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended, Mr. Feldman would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by him with respect to such payment, plus the amount of all other additional taxes imposed on him attributable to the receipt of such gross-up payment.

Stock Ownership Policies

      The Committee established a stock holding policy for executive officers of the company that required executive officers to own a multiple of their compensation in shares of Common Stock. For the chief executive officer, the multiple is one times his base salary and reference incentive compensation for the fiscal year. For all other officers, the multiple was one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period. The policy has been amended to apply only to the chief executive officer.

      In order to assist executive officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the company is authorized to make interest-free loans to executive officers to enable them to purchase shares of Common Stock in the open market. This plan was also amended to apply only to the chief executive officer. The loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

      The Committee also has a policy requiring its executive officers to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and ThermoTrex, as of October 2, 1999, with respect to (i) each director, (ii) each executive officer named in the summary compensation table set forth in Item 11 - Executive Compensation, and (iii) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of October 2, 1999, with respect to each person who was known by the company to own beneficially more than 5% of the outstanding shares of Common Stock.

      While certain directors or executive officers of the company are also directors and executive officers of Thermo Electron or its subsidiaries other than the company, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

Name (1)                                              ThermoLase            ThermoTrex     Thermo Electron
                                                   Corporation (2)     Corporation (3)     Corporation (4)
----------------------------------------------------------------------------------------------------------

Thermo Electron Corporation (5)                       33,908,040                   N/A                 N/A
Carliss Y. Baldwin                                        62,400                     0               1,000
I. MacAllister Booth                                           0                     0                   0
Gerald Feldman                                           225,000                45,000             152,161
Gina M. Goodrich                                           1,120                     0                  63
Elias P. Gyftopoulos                                      64,754                     0              73,272
John T. Keiser                                                 0                90,000             290,487
Paul F. Kelleher                                          83,300                 8,916             205,251
Richard E. Weitzel                                        20,000                     0                   0
Nicholas T. Zervas                                        89,554                10,647                   0
All directors and current executive officers as a group  546,345               154,563           1,032,177
  (10 persons)

(1) Except as reflected in the footnotes to this table, shares of Common Stock and the common stock of ThermoTrex and Thermo Electron beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.
(2) Shares of Common Stock beneficially owned by Dr. Baldwin, Mr. Feldman, Dr. Gyftopoulos, Mr. Kelleher, Mr. Weitzel, Dr. Zervas, and all directors and current executive officers as a group include 62,400, 225,000, 62,400, 77,000, 20,000, 68,318, and 515,118 shares, respectively, that such person or group has the right to acquire within 60 days of October 2, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Gyftopoulos, Dr. Zervas, and all directors and current executive officers as a group include 1,354, 2,080, and 3,434, shares, respectively, allocated through October 2, 1999, to their respective accounts maintained pursuant to the company's Deferred Compensation Plan for Directors. No director or named executive officer beneficially owned more than 1% of the Common Stock as of October 2, 1999; all directors and current executive officers as a group beneficially owned 1.38% of the Common Stock outstanding as of such date.
(3) Shares of ThermoTrex common stock beneficially owned by Mr. Feldman, Mr. Keiser, Mr. Kelleher, Dr. Zervas, and all directors and current executive officers as a group include 45,000, 90,000, 5,000, 5,850, and 145,850 shares, respectively, that such person or group has the right to acquire within 60 days of October 2, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all directors and current executive officers as a group include 4,797 shares allocated through October 2, 1999, to Dr. Zervas's account maintained pursuant to ThermoTrex's Deferred Compensation Plan for Directors. No director or named executive officer beneficially owned more than 1% of the common stock of ThermoTrex as of October 2, 1999; all directors and current executive officers as a group beneficially owned less than 1% of the common stock of ThermoTrex outstanding as of such date.

(4) Shares of Thermo Electron common stock beneficially owned by Mr. Feldman, Dr. Gyftopoulos, Mr. Keiser, Mr. Kelleher, and all directors and current executive officers as a group include 124,920, 9,673, 243,334, 172,333, and 821,032 shares, respectively, that such person or group has the right to acquire within 60 days of October 2, 1999, through the exercise of stock options. Shares beneficially owned by Mr. Kelleher and all directors and current executive officers as a group include 1,426 and 2,497 shares, respectively, allocated through October 2, 1999, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of October 2, 1999, executive officers of Thermo Electron. Shares beneficially owned by Dr. Gyftopoulos and all directors and current executive officers as a group include 1,020 shares allocated through October 2, 1999, to Dr. Gyftopoulos' account maintained pursuant to Thermo Electron's Deferred Compensation Plan for Directors. No director or named executive officer beneficially owned more than 1% of Thermo Electron's common stock outstanding as of such date; all directors and current executive officers as a group beneficially owned less than 1% of the common stock of Thermo Electron outstanding as of such date.

(5) Thermo Electron beneficially owned 85.99% of the Common Stock outstanding as of October 2, 1999, of which 71.06 % is owned through ThermoTrex, a majority-owned subsidiary of Thermo Electron. Shares beneficially owned by Thermo Electron include 473,109 shares issuable upon conversion of $8,225,000 principal amount of the company's 4 3/8% Convertible Subordinated Debenture due in 2004. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of October 2, 1999, Thermo Electron, through ThermoTrex, had the power to elect all of the members of the company's board of directors.

Item 13. Certain Relationships and Related Transactions

      Thermo Electron has, from time to time, caused its subsidiaries to sell minority interests to investors, resulting in several majority-owned, private and publicly-held subsidiaries. Thermo Electron has created the company as a majority-owned, publicly-held subsidiary. The company and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries."

      Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the company, have adopted the Thermo Electron Corporate Charter to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly;
(2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined; (3) each company has access to the combined resources and financial, managerial, and technological strengths of the others; and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

      To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies, and provides for centralized administrative, banking, and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the Thermo Group) to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning, and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and the Thermo Subsidiaries.

      The Charter currently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the company, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

      As provided in the Charter, the company and Thermo Electron have entered into a Corporate Services Agreement under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management, and financial and other services to the company. The company was assessed an annual fee equal to 0.8% of the company's revenues for these services in fiscal 1999. The annual fee will remain at 0.8% of the company's revenues for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the company and Thermo Electron. During fiscal 1999, Thermo Electron assessed the company $290,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the company. In fiscal 1999, the company was billed an additional $87,000 by Thermo Electron for certain administrative services required by the company that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the company upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the company ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the company will be required to pay a termination fee equal to the fee that was paid by the company for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the company or as required in order to meet the company's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the company a fee equal to the market rate for comparable services if such services are provided to the company following termination.

      The company has entered into a Tax Allocation Agreement with Thermo Electron that outlines the terms under which the company will be included in Thermo Electron's consolidated federal and state income tax returns. Under current law, the company will be included in such tax returns so long as Thermo Electron (and/or its 80% owned subsidiaries) owns 80% of the Common Stock. If Thermo Electron's equity ownership of the company were to drop below 80%, the company would file its own tax returns. The agreement provides that Thermo Electron charges or pays the company amounts based on the company's relative contribution to Thermo Electron's tax liability at the time that Thermo Electron pays its tax liability or receives a tax benefit. Due to the tax losses incurred by the company since June 1999 when the company became part of a consolidated tax group with Thermo Electron, Thermo Electron will pay to the company with respect to fiscal 1999, an amount equal to the tax benefit received by Thermo Electron with respect to such tax losses.

      As of October 2, 1999, Thermo Electron and its other subsidiaries owed the company an aggregate of $486,000 for products and services and miscellaneous items, net of amounts owed by the company to Thermo Electron and its other subsidiaries for amounts due under the Corporate Services Agreement and related administrative charges, for other products and services, and for miscellaneous items excluding the debentures described below. The largest amount of such net indebtedness owed by the company to Thermo Electron and its other subsidiaries since October 3, 1998 was $4,038,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

      Gina Goodrich, former Vice President, Licensees, of the company resigned in July 1999. In connection with her resignation, the company entered into a separation agreement pursuant to which the company paid Ms. Goodrich $73,333 as severance pay, and $3,569 for certain medical and dental benefits.

      From time to time, the company may transact business with other companies in the Thermo Group. In fiscal 1999, such transactions included the following:

      In fiscal 1999, the company subleased office and research facilities from ThermoTrex and was charged for the actual square footage occupied at approximately the same cost-per-square-foot paid by ThermoTrex under its prime lease. The accompanying statement of operations includes expenses from this sublease of $111,000 in fiscal 1999.

      During fiscal 1999, the company purchased laser systems and components at an aggregate cost of $3,414,000 from Trex Medical, a majority-owned subsidiary of ThermoTrex.

      As of October 2, 1999, the company owed Thermo Electron $8,225,000 principal amount, pursuant to a 4 3/8% subordinated convertible debenture due 2004, convertible into shares of the company's common stock at $17.385 per share.

      During fiscal 1999, the company purchased products totaling $169,000 from Bird Products Corporation, a wholly owned subsidiary of Thermo Electron.

      As of October 3, 1998, $51,246,000 of the company's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the company in effect lent excess cash to Thermo Electron, which Thermo Electron collateralized with investments principally consisting of corporate notes, U.S. government agency securities, commercial paper, money market funds, and other marketable securities, in the amount of at least 103% of such obligation. The company's funds subject to the repurchase agreement were readily convertible into cash by the company. The repurchase agreement earned a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. Effective June 1999, the company adopted a new cash management arrangement with Thermo Electron, described below, that replaces the repurchase agreement.

      As of October 2, 1999, $15,387,000 of the company's cash equivalents were invested in a cash management arrangement with Thermo Electron, which was effective June 1999. Under the cash management arrangement, the company lends its excess cash to Thermo Electron and has the contractual right to withdraw its invested funds upon 30 days' prior notice. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all the funds invested under the arrangement by all Thermo Electron subsidiaries other than wholly-owned subsidiaries. The company's funds invested in the cash management arrangement earn a rate equal to the 30-day Dealer Commercial Paper Rate as reported in The Wall Street Journal plus 50 basis points, set at the beginning of each month.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the company. Under this plan, the company would be merged into Thermo Electron. As a result, the company would become a wholly owned subsidiary of Thermo Electron. In December 1999, the boards of directors of the company and Thermo Electron approved a definitive agreement and plan of merger pursuant to which Thermo Electron would acquire all of the outstanding common stock, $.01 par value per share (Common Stock), held by the shareholders of the company other than Thermo Electron and ThermoTrex in exchange for shares of Thermo Electron's common stock (TMO Common Stock). The company's board of directors approved the merger agreement based on a recommendation of its special committee, which was charged with representing the interests of the company's public shareholders.

      Under the agreement, the number of shares of TMO Common Stock to be issued to the company's public shareholders will be determined at the completion of the merger (the effective date), as described below.

(1) If the average closing price of TMO Common Stock is between $11.925 and $17.887 for the 20 trading days prior to the effective date of the merger, a preliminary exchange ratio of 0.158 shares of TMO Common Stock for each share of Common Stock would be adjusted on the effective date by multiplying
    0.158 by a fraction of which the numerator would be $14.906 (the average per-share closing price of TMO Common Stock for the 20 trading days ended December 13, 1999), and of which the denominator would be the average per-share closing price of TMO Common Stock for the 20 trading days ending on the day before the effective date.

(2) If the average closing price of TMO Common Stock for the 20 trading days prior to the effective date is below $11.925, the exchange ratio would be fixed at 0.198 shares of TMO Common Stock per share of Common Stock.

(3) If the average closing price of TMO Common Stock for the 20 trading days prior to the effective date is above $17.887, the exchange ratio would be fixed at 0.132 shares of TMO Common Stock per share of Common Stock.

      In addition, under the agreement, units of the company (currently consisting of one share of Common Stock coupled with the right to have the company redeem that share for $20.25 in April 2001) would be modified so that, following the merger, each unit would consist of a fractional share of TMO Common Stock (in an amount determined using the exchange ratio described above), which would be redeemable in April 2001 for $20.25. The cash value of the redemption right would remain constant before and after the merger.

      This proposal is subject to certain conditions including the completion of review by the Securities and Exchange Commission of certain required filings regarding the proposed transaction and listing on the New York Stock Exchange of TMO Common Stock to be issued in connection with the merger.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

         List of Financial Statements and Schedules Referenced in this Item 14

         Information incorporated by reference from Exhibit 13 filed herewith:

           Consolidated Statement of Operations
           Consolidated Balance Sheet
           Consolidated Statement of Cash Flows
           Consolidated Statement of Comprehensive Income and Shareholders'
            Investment
           Notes to Consolidated Financial Statements
           Report of Independent Public Accountants

         Financial Statement Schedules filed herewith:

         Schedule II:  Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)      Reports on Form 8-K

         On December 17, 1999, the company filed a Current Report on Form 8-K dated December 17, 1999, with respect to the execution of an Agreement and Plan of Merger.

         On July 12, 1999, the company filed a Current Report on Form 8-K dated as of June 27, 1999, with respect to the disposition of the company's spa business.

(c)      Exhibits

         See Exhibit Index on the page immediately preceding exhibits.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  December 23, 1999                  THERMOLASE CORPORATION

                                          By: /s/ Gerald Feldman
                                              -----------------------------
                                              Gerald Feldman
                                              President and Chief Executive
                                               Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 23, 1999.

Signature                                 Title
---------                                 -----

By:  /s/ Gerald Feldman                   President, Chief Executive Officer,
     Gerald Feldman                       and Director

By:  /s/ Theo Melas-Kyriazi               Chief Financial Officer
     Theo Melas-Kyriazi

By:  /s/ Paul F. Kelleher                 Chief Accounting Officer and Director
     Paul F. Kelleher

By:  /s/ John T. Keiser                   Chairman of the Board and Director
     John T. Keiser

By:  /s/ Carliss Y. Baldwin               Director
     Carliss Y. Baldwin

By:  /s/ I. MacAllister Booth             Director
     I. MacAllister Booth

By:  /s/ Elias P. Gyftopoulos             Director
     Elias P. Gyftopoulos

By:  /s/ Nicholas T. Zervas               Director
     Nicholas T. Zervas

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of ThermoLase Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoLase Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 9, 1999 (except with respect to the matter discussed in Note 14, as to which the date is December 16, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 19 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                              Arthur Andersen LLP



Boston, Massachusetts
November 9, 1999

SCHEDULE II

                                THERMOLASE CORPORATION
                          Valuation and Qualifying Accounts
                                   (In thousands)

Description                                          Balance at     Provision      Accounts       Balance
                                                      Beginning    Charged to       Written        at End
                                                        of Year   Expense (a)           Off       of Year
----------------------------------- -------------    ----------   -----------    ----------       -------

Allowance for Doubtful Accounts

Year Ended October 2, 1999                             $    490       $ 1,891       $  (301)      $  2,080

Year Ended October 3, 1998                             $    402       $    88       $     -       $    490

Year Ended September 27, 1997                          $    319       $    83       $     -       $    402


Description                                          Balance at     Provision      Activity       Balance
                                                      Beginning         Costs    Charged to        at End
                                                        of Year    Charged to       Reserve       of Year
                                                                  Expense (c)
-------------------------------------------------    ----------   -----------    ----------       -------

Accrued Restructuring Costs (b)

Year Ended October 2, 1999                             $  5,153       $22,285       $(8,597)      $ 18,841

Year Ended October 3, 1998                             $      -       $ 5,962       $  (809)      $  5,153

(a) Includes a provision of $1.7 million in fiscal 1999, recorded in connection with certain restructuring actions as described in Note 13 to Consolidated
    Financial Statements in the Registrant's Fiscal 1999 Annual Report to
    Shareholders.
(b) The nature of activity in this account is described in Note 13 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual
    Report to Shareholders.
(c) Excludes noncash charges of $2.9 million, primarily for the write-off of leasehold improvements and related spa assets and $1.3 million for the write-off of a joint venture in fiscal 1998. Excludes noncash charges of $19.9 million for the loss on the sale of the spa business and $18.1 million, primarily for the write-off of leasehold improvements and equipment in fiscal 1999.





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

 4.2           Guaranty Agreement between the Registrant and Thermo Electron
               Corporation dated March 5, 1997 (filed as Exhibit 4.2 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               March 29, 1997, [File No. 1-13104] and incorporated herein by reference).

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

10.3           License Agreement dated as of February 10, 1993, between the
               Registrant and Nicolai I. Tankovich (filed as Exhibit 10.4 to the
               Registrant's Registration Statement on Form S-1 [Reg. No.
               33-78052] and incorporated herein by reference).

10.4           Lease Agreement dated March 11, 1994, between Lincoln Property
               Company Acquisition Fund Limited Partnership and CBI
               Laboratories, Inc. (filed as Exhibit 10.7 to the Registrant's
               Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

10.5           Form of Indemnification Agreement for Officers and Directors
               (filed as Exhibit 10.12 to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

10.6           Incentive Stock Option Plan of the Registrant (filed as Exhibit
               10.9 to the Registrant's Registration Statement on Form S-1 [Reg.
               No. 33-78052] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June
               1995.)

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo
               Electron for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.




Exhibit
Number         Description of Exhibit

10.7           Amended and Restated Stock Holding Assistance Plan and Form of
               Promissory Note (filed as Exhibit 10.14 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended September
               27, 1997 [File No. 1-13104] and incorporated herein by reference).

10.8           Operating Agreement of ThermoLase Japan L.L.C. dated as of
               January 22, 1996, between the Registrant and Fox River Japan
               Partners, L.P. (filed as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended December 30,
               1995 [File No. 1-13104] and incorporated herein by reference).

10.9           License Agreement dated as of January 22, 1996, between the
               Registrant and ThermoLase Japan L.L.C. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

10.10          Option Agreement dated as of January 22, 1996, between the
               Registrant and Fox River Japan Partners, L.P. (filed as Exhibit
               10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

10.11 Lease dated as of December 8, 1995, between the Registrant and Canon Properties (filed as Exhibit 10.8 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended December 30,
               1995 [File No. 1-13104] and incorporated herein by reference).

10.12 Lease dated as of January 17, 1996, between the Registrant and Trammell Crow Equity Partners (filed as Exhibit 10.9 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

10.13          Loan Agreement between the Registrant and Thermo Electron
               Corporation dated July 30, 1997 (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, [File No. 1-13104] and incorporated herein by reference).

10.14 Amendment to Operating Agreement of ThermoLase Japan L.L.C. dated as of May 1, 1996, by and among the Registrant, Fox River
               Partners L.P., and ThermoLase Japan L.L.C. (filed as Exhibit
               10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-13104] and incorporated herein by reference).

10.15          Form of Terms and Conditions for Purchases of Lasers from Trex
               Medical Corporation (filed as Exhibit 10.30 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended September
               27, 1997 [File No. 1-13104] and incorporated herein by reference).

10.16          Agreement between the Registrant and John C. Hansen (filed as
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-13104] and incorporated herein by reference).

10.17 Agreement and Plan of Merger dated June 12, 1998, by and among the Registrant, G Acquisition Corp., a Pennsylvania corporation and wholly owned subsidiary of the company, The Greenhouse Spa, Inc., a Pennsylvania corporation, SMK Group LLC, a Delaware limited liability company, The Stuart Katzoff Trust, a Pennsylvania trust, and Lydia Katzoff (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998 [File No. 1-13104] and incorporated herein by reference).




Exhibit
Number         Description of Exhibit

10.18          Master Cash Management, Guarantee Reimbursement, and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999 [File No. 1-13104] and incorporated herein by reference).

10.19          Amended and Restated Directors Stock Option Plan of the
               Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File
               No. 1-13104] and incorporated herein by reference).

10.20 Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.3 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-13104] and incorporated herein by reference).

10.21          Amended and Restated Equity Incentive Plan of the Registrant
               (filed as Exhibit 10.4 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-13104] and incorporated herein by reference).

10.22          Amended and Restated Nonqualified Stock Option Plan of the
               Registrant (filed as Exhibit 10.5 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-13104] and incorporated herein by reference).

10.23          Tax Allocation Agreement by and between the Registrant and Thermo
               Electron Corporation dated as of June 1, 1999.

10.24          Agreement between the Registrant and Gina Goodrich dated
               July 16, 1999.

10.25          Agreement and Plan of Merger by and among the Registrant, Thermo
               Electron Corporation, and ThermoLase Acquisition Corporation dated as of December 14, 1999 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed December 17, 1999
               [File No. 1-13104] and incorporated herein by reference).

13             Annual Report to Shareholders for the fiscal year ended October
               2, 1999 (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.