Form 10-Q
period 2000-01-01
THERMOLASE CORP
filed 2000-02-10
CIK 901416

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
        ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-13104

                             THERMOLASE CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                   06-1360302
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

2055-C Luna Road
Carrollton, Texas                                             75006
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                            Outstanding at January 28, 2000
  Common Stock, $.01 par value                     39,623,938

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    January 1,  October 2,
(In thousands)                                                                            2000        1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                             $ 1,298     $ 1,358
 Advance to affiliate                                                                   13,055      15,387
 Accounts receivable, less allowances of $1,036 and $2,080                               3,723       3,959
 Inventories:
   Raw materials and supplies                                                            3,297       3,240
   Work in process and finished goods                                                      915       1,134
 Other current assets                                                                    4,000       4,000
 Prepaid expenses                                                                          116          85
 Due from parent company and affiliated companies                                            -         486
                                                                                       -------     -------

                                                                                        26,404      29,649
                                                                                       -------     -------

Property, Plant, and Equipment, at Cost                                                  6,096       6,004
 Less:  Accumulated depreciation and amortization                                        3,312       3,115
                                                                                       -------     -------

                                                                                         2,784       2,889
                                                                                       -------     -------

Other Assets                                                                             5,734       5,817
                                                                                       -------     -------

Cost in Excess of Net Assets of Acquired Companies                                       7,564       7,623
                                                                                       -------     -------

                                                                                       $42,486     $45,978
                                                                                       =======     =======





                             THERMOLASE CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    January 1, October 2,
(In thousands except share amounts)                                                       2000       1999
----------------------------------------------------------------------------------- ---------------------

Current Liabilities:
 Accounts payable                                                                    $   1,197   $    932
 Accrued payroll and employee benefits                                                     970        741
 Accrued restructuring costs (Note 5)                                                   17,145     18,841
 Accrued interest                                                                        1,817        559
 Other accrued expenses                                                                  2,273      3,414
 Due to parent company and affiliated companies                                             89          -
                                                                                     ---------   --------

                                                                                        23,491     24,487
                                                                                     ---------   --------

4 3/8% Subordinated Convertible Debentures (includes $8,225                            115,000    115,000
 of related-party debt)
                                                                                     ---------   --------


Deferred Lease Liability                                                                   195        195
                                                                                     ---------   --------

Common Stock Subject to Redemption                                                      40,500     40,500
                                                                                     ---------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 100,000,000 shares authorized;                              409        408
   40,857,932 and 40,829,132 shares issued
 Capital in excess of par value                                                         36,338     36,360
 Accumulated deficit                                                                  (152,993)  (150,438)
 Treasury stock at cost, 1,476,683 and 1,481,136 shares                                (20,454)   (20,534)
                                                                                     ---------   --------

                                                                                      (136,700)  (134,204)
                                                                                     ---------   --------

                                                                                     $  42,486   $ 45,978
                                                                                     =========   ========















The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    January 1,  January 2,
(In thousands except per share amounts)                                                   2000        1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Product revenues                                                                      $ 4,907     $ 6,790
 Service revenues                                                                           19       2,756
                                                                                       -------     -------

                                                                                         4,926       9,546
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of product revenues                                                                4,102       4,696
 Cost of service revenues                                                                  121       6,694
 Selling, general, and administrative expenses                                           1,745       4,853
 Research and development expenses                                                          99         489
 Restructuring and unusual costs (Note 5)                                                  286           -
                                                                                       -------     -------

                                                                                         6,353      16,732
                                                                                       -------     -------

Operating Loss                                                                          (1,427)     (7,186)

Interest Income                                                                            213         666
Interest Expense (includes $89 and $49 to related party)                                (1,341)     (1,340)
Equity in Losses of Joint Ventures                                                           -        (200)
                                                                                       -------     -------

Loss Before Provision for Income Taxes                                                  (2,555)     (8,060)
Provision for Income Taxes                                                                   -          44
                                                                                       -------     -------

Net Loss                                                                               $(2,555)    $(8,104)
                                                                                       =======     =======

Basic and Diluted Loss per Share (Note 2)                                              $  (.06)    $  (.21)
                                                                                       =======     =======

Basic and Diluted Weighted Average Shares (Note 2)                                      39,354      39,319
                                                                                       =======     =======















The accompanying notes are an integral part of these consolidated financial statements.



                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    January 1,  January 2,
(In thousands)                                                                            2000        1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net loss                                                                              $(2,555)    $(8,104)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                           339       1,860
   Provision for losses on accounts receivable                                             102          61
   Increase in deferred lease liability                                                      -          22
   Equity in losses of joint ventures                                                        -         200
   Other noncash items                                                                       -          14
   Changes in current accounts:
     Accounts receivable                                                                   134        (148)
     Inventories                                                                           162         399
     Other current assets                                                                  455        (272)
     Accounts payable                                                                      265      (1,760)
     Other current liabilities                                                          (1,261)      1,750
                                                                                       -------     -------

       Net cash used in operating activities                                            (2,359)     (5,978)
                                                                                       -------     -------

Investing Activities:
 Advances to affiliate, net                                                              2,332           -
 Proceeds from maturities of available-for-sale investments                                  -       3,072
 Purchases of property and equipment                                                       (92)       (687)
 Proceeds from sale of equipment                                                             -         208
                                                                                       -------     -------

       Net cash provided by investing activities                                         2,240       2,593
                                                                                       -------     -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                         62          82
 Payment of withholding taxes related to stock option exercises                             (3)        (14)
 Other                                                                                       -          (6)
                                                                                       -------     -------

       Net cash provided by financing activities                                            59          62
                                                                                       -------     -------

Decrease in Cash and Cash Equivalents                                                      (60)     (3,323)
Cash and Cash Equivalents at Beginning of Period                                         1,358      52,831
                                                                                       -------     -------

Cash and Cash Equivalents at End of Period                                             $ 1,298     $49,508
                                                                                       =======     =======








The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOLASE CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 1, 2000, and the results of operations and cash flows for the three-month periods ended January 1, 2000, and January 2, 1999. Certain prior period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of October 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, for the fiscal year ended October 2, 1999, filed with the Securities and Exchange Commission.

2.    Loss per Share

      Basic loss per share has been computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted loss per share does not differ from basic loss per share because the effect of assuming the conversion of convertible debentures and the elimination of the related interest expense, the exercise of stock options, and the effect of redeemable common stock would be antidilutive, due to the Company's net loss in the periods presented. Options to purchase 1,602,000 and 2,164,000 shares of common stock were not included in the computation of diluted loss per share for the first quarter of fiscal 2000 and 1999, respectively, due to the Company's net loss position in each period. In addition, the computation of diluted loss per share for each period excludes the effect of assuming the conversion of the Company's $115,000,000 principal amount of 4 3/8% subordinated convertible debentures, convertible at $17.385 per share, due to the Company's net loss position.

3.    Related-party Transactions

      During the first quarter of fiscal 2000 and 1999, the Company purchased laser systems, components, and related services from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation (the Company's parent), at an aggregate cost of $717,000 and $633,000, respectively.




4.    Business Segment Information

                                                                                      Three Months Ended
                                                                                    January 1,  January 2,
(In thousands)                                                                            2000        1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Health and Beauty Products                                                            $ 4,891     $ 6,086
 Hair-removal and Related Activities (a)                                                    35       3,460
                                                                                       -------     -------

                                                                                       $ 4,926     $ 9,546
                                                                                       =======     =======

Loss Before Provision for Income Taxes:
 Health and Beauty Products                                                            $  (478)    $  (972)
 Hair-removal and Related Activities (a)                                                  (587)     (6,093)
 Corporate (b)                                                                            (362)       (121)
                                                                                       -------     -------

 Total operating loss                                                                   (1,427)     (7,186)
 Interest and other expense, net                                                        (1,128)       (874)
                                                                                       -------     -------

                                                                                       $(2,555)    $(8,060)
                                                                                       =======     =======
(a) Reflects the June 1999 sale of spas and the termination of various licensing agreements.
(b) Primarily general and administrative expenses as well as restructuring costs in fiscal 2000.

5.    Restructuring and Unusual Costs

      During fiscal 1999 and 1998, the Company recorded restructuring and unusual costs, primarily in connection with the Company's decision to exit the spa business and, to a lesser extent, to terminate certain obligations related to the hair-removal business. The restructuring and unusual costs were primarily for the sale and closure of the Company's spas; the write-off of leasehold improvements and equipment; costs for ongoing lease obligations, net of assumed sublease income; and payments to licensees and joint venture partners to sever relationships and terminate arrangements. The fiscal 1999 restructuring costs included severance for 26 employees across all functions, 23 of whom were terminated during fiscal 1999. No additional employees were terminated during the first quarter of fiscal 2000.

      During the first quarter of fiscal 2000, in connection with the Company's proposed reorganization (Note 6), the Company incurred and recorded costs of $286,000, primarily for investment banker and legal fees.




5.    Restructuring and Unusual Costs (continued)

      A summary of activity in accrued restructuring costs is as follows:

                                    Hair-removal  and  Related  Activities Segment Corporate
                                    ---------------------------------------------- ---------
                                                   Abandonment    Other Exit           Other
                                                     of Excess   Obligations
(In thousands)                        Severance     Facilities                                      Total
--------------------------------- -------------- -------------- ------------- -------------- -------------

Fiscal 1998 Restructuring Plan
 Balance at October 2, 1999             $     -        $     -        $   50        $     -        $    50
 Fiscal 2000 usage                            -              -           (50)             -            (50)
                                        -------        -------        ------        -------        -------

 Balance at January 1, 2000             $     -        $     -        $    -        $     -        $     -
                                        =======        =======        ======        =======        =======

Fiscal 1999 Restructuring Plan
 Balance at October 2, 1999             $    99        $10,999        $7,693        $     -        $18,791
 Provision charged to                         -              -             -            286            286
   expense in fiscal 2000
 Fiscal 2000 usage                          (49)          (144)       (1,586)          (153)        (1,932)
                                        -------        -------        ------        -------        -------

 Balance at January 1, 2000             $    50        $10,855        $6,107        $   133        $17,145
                                        =======        =======        ======        =======        =======

      Of the total restructuring costs accrued as of January 1, 2000, the Company expects to pay $8.3 million in calendar 2000 and $8.8 million in calendar 2001 and thereafter, through the expiration of various leases in fiscal
2014. The timing of these cash payments will be affected by the terms of any subleases or settlement arrangements with landlords.

6.    Proposed Reorganization

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company.
Under this plan, the Company would be merged into Thermo Electron. As a result, the Company would become a wholly owned subsidiary of Thermo Electron. The public shareholders of the Company would receive common stock in Thermo Electron in exchange for their shares. In December 1999, the boards of directors of the Company and Thermo Electron approved a definitive agreement and plan of merger pursuant to which Thermo Electron would acquire all of the outstanding shares of Company common stock held by shareholders other than Thermo Electron and ThermoTrex in exchange for shares of Thermo Electron's common stock. The
Company's board of directors approved the merger agreement based on a recommendation of its special committee, which was charged with representing the interests of the Company's public shareholders. Under the agreement, the number of shares of Thermo Electron common stock to be issued to the Company's shareholders will be determined using an exchange ratio of between 0.132 and 0.198, depending on the price of Thermo Electron's common stock. The exchange of common stock will be a taxable transaction to the shareholders.

      In addition, under the agreement, units of the Company (currently consisting of one share of Company common stock coupled with the right to have the Company redeem that share for $20.25 in April 2001) would be modified so that, following the merger, each unit would consist of a fractional share of Thermo Electron common stock, which would be redeemable in April 2001 for $20.25.

      This proposal is subject to certain conditions including the filing with and review by the Securities and Exchange Commission of certain required filings regarding the proposed transaction and listing on the New York Stock Exchange of the shares of Thermo Electron common stock to be issued in connection with the merger.



6.    Proposed Reorganization (continued)

      In October 1999, the American Stock Exchange (the Exchange) notified the
Company that if the Company did not have a definitive agreement to merge with Thermo Electron by December 15, 1999, the Exchange would request a meeting to discuss its intent to proceed with delisting the Company's shares from the Exchange due to a possible failure to meet listing requirements. Holders of the Company's subordinated convertible debentures would be entitled to have their debentures redeemed by the Company if the Company's shares are neither listed for trading on a United States national securities exchange nor approved for trading on an established automated over-the-counter trading market in the United States. As a result of the agreement to merge with Thermo Electron, the Company expects that its shares will continue to be listed through the completion of the merger transaction. Accordingly, the Company has classified the debentures as long-term in the accompanying balance sheet.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, for the fiscal year ended October 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company's businesses operate in two segments: Hair-removal and Related
Activities (Hair Removal) and Health and Beauty Products. The Company's Hair
Removal segment has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system, and in May 1998, the Company received clearance from the FDA to market its SoftLight Laser Peel for skin resurfacing. To provide the laser-based removal and skin-resurfacing services, the Company developed a network of 14 high-end day spas, originally called Spa Thira.

      In June 1996, the Company commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal and skin-resurfacing procedures. Through these arrangements, the Company received a per procedure or minimum royalty and/or flat periodic fee. The Company also entered into joint venture and other licensing agreements to bring the technology to international markets. In fiscal 1999, the Company began offering licensees the opportunity to purchase or lease SoftLight lasers in lieu of paying ongoing license fees.

      In connection with its June 1998 acquisition of The Greenhouse Spa, Inc., a full-service, luxury, destination spa, the Company converted 11 of its domestic Spa Thiras to Greenhouse day spas. In addition to hair-removal and skin-resurfacing services, these facilities offered more traditional day-spa services, such as massages and facials. Following conversion of the facilities to Greenhouse day spas, significant losses continued and, during fiscal 1998, the Company initiated certain restructuring actions, including the announced closure of three of its domestic day spas and the termination of a joint venture that operated its spa in France. The Company closed two of the domestic day spas in November 1998 and the third spa, as well as two additional spas, were closed in the third quarter of fiscal 1999. In May 1999, the Company announced additional plans to undertake a broad-scale restructuring of its business. As part of the restructuring plan, the Company decided to exit the spa business and, as a result, sold The Greenhouse Spa, Inc., located in Arlington, Texas, and the remaining nine Greenhouse day spas. In addition, the Company has terminated



Overview (continued)

the physician-licensing program and has terminated or renegotiated the terms of its international joint venture arrangements as well as discontinued certain branded product lines at the Company's Creative Beauty Innovations, Inc. (CBI) subsidiary. The Company expects to complete its restructuring plan by the middle of calendar 2000.

      The Company's CBI subsidiary represents the Health and Beauty Products segment, which manufactures and markets skin-care, bath, and body products and markets dietary supplements. This business represents the Company's principal operations following the sale of the spas and the termination of various licensing agreements.

Results of Operations

First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999

      Revenues were $4.9 million and $9.5 million in the first quarter of fiscal
2000 and 1999, respectively. The Company earned product revenues of $4.9 million in fiscal 2000, compared with $6.8 million in fiscal 1999. Product revenues include sales in the Health and Beauty Products segment, and in the fiscal 1999 period, lasers sold in international and domestic markets by the Company's Hair
Removal segment and beauty product sales at the Company's spas. Product revenues in the Health and Beauty Products segment decreased to $4.9 million in the first quarter of fiscal 2000 from $6.1 million in the first quarter of fiscal 1999, primarily due to the discontinuation of certain branded product lines. Product revenues in the Hair Removal segment decreased to $16,000 in fiscal 2000 from $0.7 million in fiscal 1999, primarily due to a decrease in laser sales.

      Service revenues in the Hair Removal segment decreased to $19,000 in the first quarter of fiscal 2000 from $2.8 million in the first quarter of fiscal
1999. This decrease is due to a $2.2 million decrease in revenues due to the sale and closure of the Company's Greenhouse day spas and, to a lesser extent, the termination of its physician-licensing program and certain international licensing arrangements (Note 5). Service revenues for the fiscal 2000 period represent licensing fees from the remaining physician-licensing agreements, which have been substantially terminated as of January 1, 2000.

      The gross profit margin was $0.7 million in the first quarter of fiscal
2000, compared with a negative gross profit margin of $1.8 million in the first quarter of fiscal 1999. This increase in gross profit was primarily due to the sale of the spa business, offset in part by a decrease in gross profit margin in the Health and Beauty Products segment due to changes in product mix, as well as the discontinuation of certain branded product lines, which had higher gross margins. The gross profit margin in the Health and Beauty Products segment was 18% in the first quarter of fiscal 2000 compared with 26% in the first quarter of fiscal 1999.

      Selling, general, and administrative expenses decreased to $1.7 million in the first quarter of fiscal 2000 from $4.9 million in fiscal 1999, primarily due to $1.9 million of lower costs following the sale of the spa business and the termination of various licensing agreements and, to a lesser extent, a decrease in advertising costs of $0.7 million due to the discontinuation of certain branded product lines as well as reductions in personnel in the Health and Beauty Products segment.

      Research and development expenses decreased to $0.1 million in the first quarter of fiscal 2000 from $0.5 million in the first quarter of fiscal 1999, primarily due to the Company's decision to substantially exit the SoftLight business.

      During the first quarter of fiscal 2000, the Company recorded costs of $0.3 million in connection with its proposed reorganization (Note 5).





First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999 (continued)

      Interest income decreased to $0.2 million in the first quarter of fiscal
2000 from $0.7 million in the first quarter of fiscal 1999, primarily due to lower average invested balances. Interest expense was unchanged at $1.3 million in both periods.

      Equity in losses of joint ventures in the fiscal 1999 period represents the Company's proportionate share of losses from its international joint ventures, which have been substantially terminated with the exception of the Company's continued ownership of a 46% equity interest in ThermoLase England
LLC, which continues to pursue the SoftLight business in the United Kingdom, Ireland, Spain, and South Africa.

Liquidity and Capital Resources

      Consolidated working capital was $2.9 million at January 1, 2000, compared with $5.2 million at October 2, 1999. Included in working capital are cash, cash equivalents, and advance to affiliate of $14.4 million at January 1, 2000, compared with $16.7 million at October 2, 1999. Operating activities used $2.4 million of cash during the first quarter of fiscal 2000. Cash was used primarily to fund the Company's loss, excluding noncash items, as well as a decrease in other current liabilities, which used $1.3 million of cash, primarily due to payments for accrued restructuring costs. Of the total restructuring costs accrued as of January 1, 2000, the Company expects to pay $8.3 million in calendar 2000 and $8.8 million in calendar 2001 and thereafter, through the expiration of various leases in fiscal 2014. The timing of these cash payments will be affected by the terms of any subleases or settlement arrangements with landlords.

      Excluding advance to affiliate activity, the Company's primary investing activity during the first quarter of fiscal 2000 consisted of $0.1 million for purchases of property and equipment.

      The Company has an obligation to pay $40.5 million, in the aggregate, to the holders of redemption rights if all of the holders thereof exercise their redemption rights in April 2001 when such rights become exercisable. The Company does not have sufficient funds to satisfy these obligations and the exercise of the redemption rights would have a material adverse effect on the Company's liquidity and financial position. Thermo Electron has guaranteed such obligation
(Note 6). In addition, Thermo Electron has expressed its willingness to lend the Company up to $10.0 million for short-term liquidity should the need arise.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company would be merged into Thermo Electron. As a result, the Company would become a wholly owned subsidiary of Thermo Electron (Note 6).

      In October 1999, the American Stock Exchange (the Exchange) notified the
Company that if the Company did not have a definitive agreement to merge with Thermo Electron by December 15, 1999, the Exchange would request a meeting to discuss its intent to proceed with delisting the Company's shares from the Exchange due to a possible failure to meet listing requirements. Holders of the Company's subordinated convertible debentures would be entitled to have their debentures redeemed by the Company if the Company's shares are neither listed for trading on a United States national securities exchange nor approved for trading on an established automated over-the-counter trading market in the United States. As a result of the agreement to merge with Thermo Electron, the Company expects that its shares will continue to be listed through the completion of the merger transaction. Accordingly, the Company has classified the debentures as long-term in the accompanying balance sheet.



Year 2000

      As of the date of this report, the Company has completed its year 2000 initiatives which included: (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, vendors, and customers; and (iii) developing contingency plans.

      As a result of completing these initiatives, the Company believes that all of its material information technology systems and critical non-information technology systems are year 2000 compliant. In addition, the Company is not aware of any significant supplier or vendor that has experienced material disruption due to year 2000 issues. The Company has also developed a contingency plan to allow its primary business operations to continue despite disruptions due to year 2000 problems, if any, that might yet arise in the future. The costs incurred to date by the Company in connection with the year 2000 issue have not been material.

      While the Company to date has been successful in minimizing negative consequences arising from year 2000 issues, there can be no assurance that in the future the Company's business operations or financial condition may not be impacted by year 2000 problems, such as increased warranty claims, vendor and supplier disruptions, or litigation relating to year 2000 issues.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at fiscal year-end
1999.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On December 17, 1999, the Company filed a Current Report on Form 8-K, dated December 14, 1999, with respect to the execution of an Agreement and Plan of Merger.





                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of February 2000.

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