Form 10-Q
period 2000-04-01
THERMOLASE CORP
filed 2000-05-10
CIK 901416

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
             ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                         Outstanding at April 28, 2000
Common Stock, $.01 par value                    39,631,938

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMOLASE CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 1,  October 2,
(In thousands)                                                                            2000      1999
----------------------------------------------------------------------------------- ----------- ---------

Current Assets:
 Cash and cash equivalents                                                             $ 1,224    $ 1,358
 Advance to affiliate                                                                    7,745     15,387
 Accounts receivable, less allowances of $810 and $2,080                                 3,548      3,959
 Inventories:
   Raw materials and supplies                                                            4,217      3,240
   Work in process and finished goods                                                      927      1,134
 Other current assets                                                                    4,000      4,000
 Prepaid expenses                                                                          200         85
 Due from parent company and affiliated companies                                          334        486
                                                                                       -------    -------

                                                                                        22,195     29,649
                                                                                       -------    -------

Property, Plant, and Equipment, at Cost                                                  6,118      6,004
 Less:  Accumulated depreciation and amortization                                        3,508      3,115
                                                                                       -------    -------

                                                                                         2,610      2,889
                                                                                       -------    -------

Other Assets                                                                             5,650      5,817
                                                                                       -------    -------

Cost in Excess of Net Assets of Acquired Companies                                       7,505      7,623
                                                                                       -------    -------

                                                                                       $37,960    $45,978
                                                                                       =======    =======



                             THERMOLASE CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 1,  October 2,
(In thousands except share amounts)                                                       2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                    $   2,178   $    932
 Accrued payroll and employee benefits                                                     487        741
 Accrued restructuring costs (Note 5)                                                   16,417     18,841
 Accrued interest                                                                          559        559
 Other accrued expenses                                                                  1,799      3,414
                                                                                     ---------   --------

                                                                                        21,440     24,487
                                                                                     ---------   --------

4 3/8% Subordinated Convertible Debentures (includes $16,690                           115,000    115,000
 and  $8,225 of related-party debt)                                                  ---------   --------


Deferred Lease Liability                                                                   194        195
                                                                                     ---------   --------

Common Stock Subject to Redemption                                                      40,500     40,500
                                                                                     ---------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 100,000,000 shares authorized;                              409        408
   40,857,932 and 40,829,132 shares issued
 Capital in excess of par value                                                         32,698     36,360
 Accumulated deficit                                                                  (155,897)  (150,438)
 Treasury stock at cost, 1,225,994 and 1,481,136 shares                                (16,384)   (20,534)
                                                                                     ---------   --------

                                                                                      (139,174)  (134,204)
                                                                                     ---------   --------

                                                                                     $  37,960   $ 45,978
                                                                                     =========   ========
















The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000      1999
----------------------------------------------------------------------------------- ----------- ---------

Revenues:
 Product revenues                                                                      $ 4,819     $ 5,820
 Service revenues                                                                            -       3,995
                                                                                       -------     -------

                                                                                         4,819       9,815
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of product revenues (Note 3)                                                       4,389       3,898
 Cost of service revenues                                                                    -       7,977
 Selling, general, and administrative expenses                                           1,972       3,674
 Research and development expenses                                                          93         484
 Restructuring and unusual costs (Note 5)                                                   99           -
                                                                                       -------     -------

                                                                                         6,553      16,033
                                                                                       -------     -------

Operating Loss                                                                          (1,734)     (6,218)

Interest Income                                                                            171         577
Interest Expense (includes $136 and $50 to related party)                               (1,341)     (1,340)
                                                                                       -------     -------

Loss Before Provision for Income Taxes                                                  (2,904)     (6,981)
Provision for Income Taxes                                                                   -          52
                                                                                       -------     -------

Net Loss                                                                               $(2,904)    $(7,033)
                                                                                       =======     =======

Basic and Diluted Loss per Share (Note 2)                                              $  (.07)    $  (.18)
                                                                                       =======     =======

Basic and Diluted Weighted Average Shares (Note 2)                                      39,607      39,344
                                                                                       =======     =======
















The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOLASE CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000      1999
----------------------------------------------------------------------------------- ----------- ---------

Revenues:
 Product revenues                                                                     $  9,726    $ 12,610
 Service revenues                                                                           19       6,751
                                                                                      --------    --------

                                                                                         9,745      19,361
                                                                                      --------    --------

Costs and Operating Expenses:
 Cost of product revenues (Note 3)                                                       8,491       8,594
 Cost of service revenues                                                                  121      14,671
 Selling, general, and administrative expenses                                           3,717       8,527
 Research and development expenses                                                         192         973
 Restructuring and unusual costs (Note 5)                                                  385           -
                                                                                      --------    --------

                                                                                        12,906      32,765
                                                                                      --------    --------

Operating Loss                                                                          (3,161)    (13,404)

Interest Income                                                                            384       1,243
Interest Expense (includes $225 and $99 to related party)                               (2,682)     (2,680)
Equity in Losses of Joint Ventures                                                           -        (200)
                                                                                      --------    --------

Loss Before Provision for Income Taxes                                                  (5,459)    (15,041)
Provision for Income Taxes                                                                   -          96
                                                                                      --------    --------

Net Loss                                                                              $ (5,459)   $(15,137)
                                                                                      ========    ========

Basic and Diluted Loss per Share (Note 2)                                             $   (.14)   $   (.38)
                                                                                      ========    ========

Basic and Diluted Weighted Average Shares (Note 2)                                      39,481      39,332
                                                                                      ========    ========















The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOLASE CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000      1999
----------------------------------------------------------------------------------- ----------- ---------

Operating Activities:
 Net loss                                                                             $ (5,459)   $(15,137)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                           510       3,824
   Provision for losses on accounts receivable                                             150          12
   Increase (decrease) in deferred lease liability                                          (1)         34
   Equity in losses of joint ventures                                                        -         200
   Other noncash items                                                                     167           -
   Changes in current accounts:
     Accounts receivable                                                                   261        (638)
     Inventories                                                                          (770)        204
     Other current assets                                                                   37        (324)
     Accounts payable                                                                    1,246        (907)
     Other current liabilities                                                          (4,294)       (892)
                                                                                      --------    --------

       Net cash used in operating activities                                            (8,153)    (13,624)
                                                                                      --------    --------

Investing Activities:
 Advances to affiliate, net                                                              7,642           -
 Proceeds from maturities of available-for-sale investments                                  -       3,072
 Purchases of property and equipment                                                      (113)     (1,746)
 Proceeds from sale of equipment                                                             -         436
 Increase in other assets                                                                    -        (250)
 Other                                                                                       -          15
                                                                                      --------    --------

       Net cash provided by investing activities                                         7,529       1,527
                                                                                      --------    --------

Financing Activities:
 Net proceeds from issuance of Company common stock                                        594         123
 Payment of withholding taxes related to stock option exercises                           (104)        (25)
 Other                                                                                       -         (12)
                                                                                      --------    --------

       Net cash provided by financing activities                                           490          86
                                                                                      --------    --------

Decrease in Cash and Cash Equivalents                                                     (134)    (12,011)
Cash and Cash Equivalents at Beginning of Period                                         1,358      52,831
                                                                                      --------    --------

Cash and Cash Equivalents at End of Period                                            $  1,224    $ 40,820
                                                                                      ========    ========






The accompanying notes are an integral part of these consolidated financial statements.



                             THERMOLASE CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoLase Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2000, the results of operations for the three- and six-month periods ended April 1, 2000, and April
3, 1999, and the cash flows for the six-month periods ended April 1, 2000, and April 3, 1999. Certain prior period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.    Loss per Share

      Basic loss per share has been computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted loss per share does not differ from basic loss per share because the effect of assuming the conversion of convertible debentures and the elimination of the related interest expense, the exercise of stock options, and the effect of redeemable common stock would be antidilutive, due to the Company's net loss in the periods presented. Options to purchase 1,602,000 and 2,145,000 shares of common stock for the second quarter of fiscal 2000 and 1999, respectively, and 1,176,000 and 2,154,000 shares of common stock for the first six months of fiscal 2000 and 1999, respectively, were not included in the computation of diluted loss per share due to the Company's net loss position. In addition, the computation of diluted loss per share for each period excludes the effect of assuming the conversion of the Company's $115,000,000 principal amount of 4 3/8% subordinated convertible debentures, convertible at $17.385 per share, due to the Company's net loss position.

3.    Related-party Transactions

      During the second quarter of fiscal 1999, and the six-month periods ended
April 1, 2000, and April 3, 1999, the Company purchased laser systems, components, and related services from Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex Corporation (the Company's parent), at an aggregate cost of $1,022,000, $717,000, and $1,655,000, respectively. There were no related party purchases during the second quarter of fiscal 2000.

4.    Business Segment Information

                                                               Three Months Ended      Six Months Ended
                                                               April 1,    April 3,   April 1,    April 3,
(In thousands)                                                     2000        1999       2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Health and Beauty Products                                     $ 4,819    $  4,952    $ 9,710    $ 11,038
 Hair-removal and Related Activities (a)                              -       4,863         35       8,323
                                                                -------    --------    -------    --------

                                                                $ 4,819    $  9,815    $ 9,745    $ 19,361
                                                                =======    ========    =======    ========

Loss Before Provision for Income Taxes:
 Health and Beauty Products                                     $(1,302)   $   (674)   $(1,780)   $ (1,646)
 Hair-removal and Related Activities (a)                           (246)     (5,383)      (833)    (11,476)
 Corporate (b)                                                     (186)       (161)      (548)       (282)
                                                                -------    --------    -------    --------

 Total operating loss                                            (1,734)     (6,218)    (3,161)    (13,404)
 Interest and other expense, net                                 (1,170)       (763)    (2,298)     (1,637)
                                                                -------    --------    -------    --------

                                                                $(2,904)   $ (6,981)   $(5,459)   $(15,041)
                                                                =======    ========    =======    ========

(a) Reflects the June 1999 sale of spas and the termination of various licensing agreements.
(b) Primarily general and administrative expenses as well as restructuring and unusual costs in the fiscal 2000 periods.

5.    Restructuring and Unusual Costs

      During fiscal 1999 and 1998, the Company recorded restructuring and unusual costs, primarily in connection with the Company's decision to exit the spa business and, to a lesser extent, to terminate certain obligations related to the hair-removal business. The restructuring and unusual costs were primarily for the sale and closure of the Company's spas; the write-off of leasehold improvements and equipment; costs for ongoing lease obligations, net of assumed sublease income; and payments to licensees and joint venture partners to sever relationships and terminate arrangements. The fiscal 1999 restructuring costs included severance for 26 employees across all functions, 23 of whom were terminated during fiscal 1999. One additional employee was terminated during the first six months of fiscal 2000.

      During the first six months of fiscal 2000, in connection with the Company's proposed reorganization (Note 6), the Company incurred and recorded costs of $385,000, primarily for investment banker and legal fees.

      A summary of activity in accrued restructuring costs is as follows:

                                  Hair-removal  and  Related  Activities Segment  Corporate
                                                   Abandonment    Other Exit          Other
                                                     of Excess   Obligations
(In thousands)                        Severance     Facilities                                      Total
--------------------------------- -------------- -------------- ------------- -------------- -------------

Fiscal 1998 Restructuring Plan
 Balance at October 2, 1999             $     -        $     -        $   50        $     -        $    50
 Fiscal 2000 usage                            -              -           (50)             -            (50)
                                        -------        -------        ------        -------        -------

 Balance at January 1, 2000             $     -        $     -        $    -        $     -        $     -
                                        =======        =======        ======        =======        =======

Fiscal 1999 Restructuring Plan
 Balance at October 2, 1999             $    99        $10,999        $7,693        $     -        $18,791
 Provision charged to expense                 -              -             -            385            385
   in fiscal 2000
 Fiscal 2000 usage                          (74)          (174)       (2,259)          (252)        (2,759)
                                        -------        -------        ------        -------        -------

 Balance at April 1, 2000               $    25        $10,825        $5,434        $   133        $16,417
                                        =======        =======        ======        =======        =======

      Of the total restructuring costs accrued as of April 1, 2000, the Company expects to pay $7.6 million in the remainder of calendar 2000 and $8.8 million in calendar 2001 and thereafter, through the expiration of various leases in fiscal 2014. The timing of these cash payments will be affected by the terms of any subleases or settlement arrangements with landlords.

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

Overview

      The Company's businesses operate in two segments: Hair-removal and Related
Activities (Hair Removal) and Health and Beauty Products. The Company's Hair
Removal segment has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system, and in May 1998, the Company received clearance from the FDA to market its SoftLight Laser Peel for skin resurfacing. To provide the laser-based hair removal and skin-resurfacing services, the Company developed a network of 14 high-end day spas, originally called Spa Thira.

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

Results of Operations

Second Quarter Fiscal 2000 Compared With Second Quarter Fiscal 1999

      Revenues were $4.8 million and $9.8 million in the second quarter of fiscal 2000 and 1999, respectively. The Company earned product revenues of $4.8 million in fiscal 2000, compared with $5.8 million in fiscal 1999. Product revenues include sales in the Health and Beauty Products segment and, in the fiscal 1999 period, lasers sold in international and domestic markets by the Company's Hair Removal segment and beauty product sales at the Company's spas.
Product revenues in the Health and Beauty Products segment decreased to $4.8 million in the second quarter of fiscal 2000 from $5.0 million in the second quarter of fiscal 1999, primarily due to the discontinuation of certain branded product lines. There were no product revenues in the Hair Removal segment in fiscal 2000, compared with $0.8 million in fiscal 1999, due to a decision to exit this segment.

      There were no service revenues in the Hair Removal segment in the second quarter of fiscal 2000, compared with $4.0 million in the second quarter of fiscal 1999. This decrease is due to the sale and closure of the Company's
Greenhouse day spas and the termination of its physician-licensing program and certain international licensing arrangements (Note 5).

      The gross profit margin was $0.4 million in the second quarter of fiscal
2000, compared with a negative gross profit margin of $2.1 million in the second quarter of fiscal 1999. This increase in gross profit margin was primarily due to the sale of the spa business, offset in part by a decrease in gross profit margin in the Health and Beauty Products segment due to changes in product mix and, to a lesser extent, $0.7 million of higher provisions for excess and obsolete inventories. The gross profit margin in the Health and Beauty Products segment was 9% in the second quarter of fiscal 2000 compared with 32% in the second quarter of fiscal 1999.

      Selling, general, and administrative expenses decreased to $2.0 million in the second quarter of fiscal 2000 from $3.7 million in the second quarter of fiscal 1999, primarily due to $1.1 million of lower costs following the sale of the spa business and the termination of various licensing agreements and, to a lesser extent, reductions in personnel in the Health and Beauty Products segment, as a result of cost reduction measures.

      Research and development expenses decreased to $0.1 million in the second quarter of fiscal 2000 from $0.5 million in the second quarter of fiscal 1999, primarily due to the Company's decision to substantially exit the SoftLight business.

      During the second quarter of fiscal 2000, the Company recorded costs of $0.1 million in connection with its proposed reorganization (Note 5).

      Interest income decreased to $0.2 million in the second quarter of fiscal
2000 from $0.6 million in the second quarter of fiscal 1999, primarily due to lower average invested balances. Interest expense was unchanged at $1.3 million in both periods.



First Six Months Fiscal 2000 Compared with First Six Months Fiscal 1999

      Revenues were $9.7 million and $19.4 million in the first six months of fiscal 2000 and 1999, respectively. The Company earned product revenues of $9.7 million in fiscal 2000, compared with $12.6 million in fiscal 1999. Product revenues include sales in the Health and Beauty Products segment and, in the fiscal 1999 period, lasers sold in international and domestic markets by the Company's Hair Removal segment and beauty product sales at the Company's spas.
Product revenues in the Health and Beauty Products segment decreased to $9.7 million in the first six months of fiscal 2000 from $11.0 million in the first six months of fiscal 1999, primarily due to the discontinuation of certain branded product lines. Product revenues in the Hair Removal segment decreased to $16,000 in fiscal 2000 from $1.5 million in fiscal 1999, primarily due to a decrease in laser sales.

      Service revenues in the Hair Removal segment decreased to $19,000 in the first six months of fiscal 2000 from $6.8 million in the first six months of fiscal 1999. This decrease is due to the sale and closure of the Company's
Greenhouse day spas and the termination of its physician-licensing program and certain international licensing arrangements (Note 5). Service revenues for the fiscal 2000 period represent licensing fees from the remaining physician-licensing agreements, which have been terminated as of April 1, 2000.

      The gross profit margin was $1.1 million in the first six months of fiscal
2000, compared with a negative gross profit margin of $3.9 million in the first six months of fiscal 1999. This increase in gross profit margin was primarily due to the sale of the spa business, offset in part by a decrease in gross profit margin in the Health and Beauty Products segment due to changes in product mix, $0.5 million of higher provisions for excess and obsolete inventories, as well as the discontinuation of certain branded product lines, which had higher gross profit margins. The gross profit margin in the Health and Beauty Products segment was 3% in the first six months of fiscal 2000, compared with 29% in the first six months of fiscal 1999.

      Selling, general, and administrative expenses decreased to $3.7 million in the first six months of fiscal 2000 from $8.5 million in the first six months of fiscal 1999, primarily due to $3.1 million of lower costs following the sale of the spa business and the termination of various licensing agreements. In addition, Health and Beauty Products segment advertising costs decreased $0.8 million as a result of the discontinuation of certain branded product lines, management efforts to reduce overall marketing costs, and reductions in personnel.

      Research and development expenses decreased to $0.2 million in the first six months of fiscal 2000 from $1.0 million in the first six months of fiscal
1999, primarily due to the Company's decision to substantially exit the SoftLight business.

      During the first six months of fiscal 2000, the Company recorded costs of $0.4 million in connection with its proposed reorganization (Note 5).

      Interest income decreased to $0.4 million in the first six months of fiscal 2000 from $1.2 million in the first six months of fiscal 1999, primarily due to lower average invested balances. Interest expense was unchanged at $2.7 million in both periods.

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



Liquidity and Capital Resources

      Consolidated working capital was $0.8 million at April 1, 2000, compared with $5.2 million at October 2, 1999. Included in working capital are cash, cash equivalents, and advance to affiliate of $9.0 million at April 1, 2000, compared with $16.7 million at October 2, 1999. Operating activities used $8.2 million of cash during the first six months of fiscal 2000. Cash was used primarily to fund the Company's loss, excluding noncash items, as well as a decrease in other current liabilities, which used $4.3 million of cash, primarily due to payments for accrued restructuring costs. Of the total restructuring costs accrued as of April 1, 2000, the Company expects to pay $7.6 million in the remainder of calendar 2000 and $8.8 million in calendar 2001 and thereafter, through the expiration of various leases in fiscal 2014. The timing of these cash payments will be affected by the terms of any subleases or settlement arrangements with landlords.

      Excluding advance to affiliate activity, the Company's primary investing activity during the first six months of fiscal 2000 consisted of $0.1 million for purchases of property and equipment.

      The Company has an obligation to pay $40.5 million, in the aggregate, to the holders of redemption rights if all of the holders thereof exercise their redemption rights in April 2001 when such rights become exercisable. The Company does not have sufficient funds to satisfy these obligations and the exercise of the redemption rights would have a material adverse effect on the Company's liquidity and financial position. Thermo Electron Corporation has guaranteed such obligation (Note 6). In addition, Thermo Electron has expressed its willingness to lend the Company up to $10.0 million for short-term liquidity should the need arise.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company would be merged into and become a wholly owned subsidiary of Thermo
Electron (Note 6).

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

(b)   Reports on Form 8-K

      None.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May 2000.

                                   THERMOLASE CORPORATION



                                   /s/ Theo Melas-Kyriazi
                                   Theo Melas-Kyriazi
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number  Description of Exhibit
-----------------------------------------------------------------------------
   27   Financial Data Schedule.